Form 10-Q
period 1996-03-31
PARKER & PARSLEY 91-A LP
filed 1996-05-15
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

    /   /       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                         Commission File No. 33-38582-01

                           PARKER & PARSLEY 91-A, L.P.
             (Exact name of Registrant as specified in its charter)

               Delaware                                    75-2387572
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

303 West Wall, Suite 101, Midland, Texas                      79701
(Address of principal executive offices)                    (Zip code)

       Registrant's Telephone Number, including area code : (915) 683-4768

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information
Item 1.    Financial Statements
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $138,213 at March 31 and
    $173,066 at December 31                        $   138,313     $   174,500
  Accounts receivable - oil and gas sales              132,019         138,831
                                                    ----------      ----------

        Total current assets                           270,332         313,331

Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,646,411       9,644,611
    Accumulated depletion                            5,535,595)     (5,446,864)
                                                    ----------      ----------

        Net oil and gas properties                   4,110,816       4,197,747
                                                    ----------      ----------

                                                   $ 4,381,148     $ 4,511,078
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    27,605     $    77,621

Partners' capital:
  Limited partners (11,620 interests)                4,309,964       4,389,079
  Managing general partner                              43,579          44,378
                                                    ----------      ----------

                                                     4,353,543       4,433,457
                                                    ----------      ----------

                                                   $ 4,381,148     $ 4,511,078
                                                    ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------
Revenues:
  Oil and gas sales                                 $  349,838     $  362,509
  Interest income                                        2,317          2,205
                                                     ---------      ---------

         Total revenues                                352,155        364,714

Costs and expenses:
  Production costs                                     150,913        164,902
  General and administrative expenses                   10,495          5,423
  Depletion                                             88,731        135,505
                                                     ---------      ---------

         Total costs and expenses                      250,139        305,830
                                                     ---------      ---------

Net income                                          $  102,016     $   58,884
                                                     =========      =========


Allocation of net income:
  Managing general partner                          $    1,021     $      589
                                                     =========      =========

  Limited partners                                  $  100,995     $   58,295
                                                     =========      =========

Net income per limited partnership interest         $     8.69     $     5.02
                                                     =========      =========

Distributions per limited partnership interest      $    15.50     $    18.16
                                                     =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $    59,580     $ 5,888,786     $ 5,948,366

    Distributions                       (2,131)       (210,964)       (213,095)

    Net income                             589          58,295          58,884
                                    ----------      ----------      ----------

Balance at March 31, 1995          $    58,038     $ 5,736,117     $ 5,794,155
                                    ==========      ==========      ==========


Balance at January 1, 1996         $    44,378     $ 4,389,079     $ 4,433,457

    Distributions                       (1,820)       (180,110)       (181,930)

    Net income                           1,021         100,995         102,016
                                    ----------      ----------      ----------

Balance at March 31, 1996          $    43,579     $ 4,309,964     $ 4,353,543
                                    ==========      ==========      ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                        Three months ended
                                                             March 31,
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  102,016     $   58,884
  Adjustment to reconcile net income to
    net cash provided by operating activities:
       Depletion                                         88,731        135,505
  Changes in assets and liabilities:
       Decrease in accounts receivable                    6,812            944
       Increase (decrease) in accounts payable          (48,890)        20,715
                                                      ---------      ---------

          Net cash provided by operating activities     148,669        216,048

Cash flows from investing activities:
  Additions to oil and gas properties                    (2,926)        (9,719)

Cash flows from financing activities:
  Cash distributions to partners                       (181,930)      (213,095)
                                                      ---------      ---------

Net decrease in cash and cash equivalents               (36,187)        (6,766)
Cash and cash equivalents at beginning of perio         174,500        110,131
                                                      ---------      ---------

Cash and cash equivalents at end of period           $  138,313     $  103,365
                                                      =========      =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)



Note 1.

Parker & Parsley 91-A, L.P. (the "Registrant") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations(1)

The Registrant was formed September 30, 1991. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Oil & Gas Company ("PPOG"), a Delaware corporation. Effective January 1, 1995, PPOG continued to serve as the sole general partner; however, its name was changed to Parker & Parsley Petroleum USA, Inc. ("PPUSA"). The managing general partner has the power and authority to manage, control and administer all Registrant affairs. The partners contributed $11,620,000 representing 11,620 interests ($1,000 per interest) sold to a total of 705 subscribers of which $3,512,000 was sold to 199 subscribers as general partner interests and $8,108,000 was sold to 506 subscribers as limited partner interests.

Since its formation, the Registrant has invested $9,796,264 in various prospects that were drilled in Texas. One well was plugged and abandoned in 1993. At March 31, 1996, the Registrant had 47 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $349,838 from $362,509 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 3%. This decrease was due to a 17% decline in barrels of oil produced and sold and an 11% decline in mcf of gas produced and sold, offset by a 10% increase in the average price received per barrel of oil and a 31% increase in the average price received per mcf of gas. For the three months ended March 31, 1996, 13,603 barrels of oil were sold compared to 16,455 for the same period in 1995, a decrease of 2,852 barrels. For the three months ended March 31, 1996, 39,478 mcf of gas were sold compared to 44,196 for the same period in 1995, a decrease of 4,718 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.68 from $17.22 for the three months ended March 31, 1995 to $18.90 for the same period in 1996 while the average price received per mcf of gas increased from $1.79 during the three months ended March 31, 1995 to $2.35 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $250,139 for the three months ended March 31, 1996 as compared to $305,830 for the same period in 1995, a decrease of $55,691, or 18%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $150,913 for the three months ended March 31, 1996 and $164,902 for the same period in 1995, resulting in a $13,989 decrease, or 8%. This decrease resulted from reductions in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $5,423 for the three months ended March 31, 1995 to $10,495 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $88,731 for the three months ended March 31, 1996 compared to $135,505 for the same period in 1995. This represented a decrease in depletion of $46,774, or 35%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,852 barrels for the three months ended March 31, 1996 from the same period in 1995 while oil reserves of barrels were revised downward by 86,521 barrels, or 10%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $148,669 for the three months ended March 31, 1996, a 31% decrease from the same period ended March 31, 1995. This decrease was due to a decline in oil and gas sales receipts and increases in expenditures for production costs and G&A. The decline in oil and gas sales receipts was due to decreases in oil and gas production. The increase in production cost expenditures was due to additional well repair and maintenance costs. G&A increased due to more allocated expenses by the managing general partner.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1996 was for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $181,930 of which $180,110 was distributed to the limited partners and $1,820 to the managing general partner. Cash was sufficient for the same period ended March 31, 1995 to cover distributions to the partners of $213,095 of which $210,964 was distributed to the limited partners and $2,131 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

 (a)   Exhibits - none

 (b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PARKER & PARSLEY 91-A, LTD.

                                  By:    Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), Managing General Partner




Dated:  May 14, 1996              By:     /s/ Steven L. Beal
                                         --------------------------------------
                                         Steven L. Beal, Senior Vice President
                                         and Chief Financial Officer of PPUSA