Form 10-Q
period 1996-06-30
PARKER & PARSLEY 91-A LP
filed 1996-08-08
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $186,962 at June 30
    and $173,066 at December 31                    $   187,162     $   174,500
  Accounts receivable - oil and gas sales              140,746         138,831
                                                    ----------      ----------

        Total current assets                           327,908         313,331

Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,645,256       9,644,611
    Accumulated depletion                           (5,627,772)     (5,446,864)
                                                    ----------      ----------

        Net oil and gas properties                   4,017,484       4,197,747
                                                    ----------      ----------

                                                   $ 4,345,392     $ 4,511,078
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    42,583     $    77,621

Partners' capital:
  Limited partners (11,620 interests)                4,259,738       4,389,079
  Managing general partner                              43,071          44,378
                                                    ----------      ----------

                                                     4,302,809       4,433,457
                                                    ----------      ----------

                                                   $ 4,345,392     $ 4,511,078
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------

Revenues:
  Oil and gas sales               $ 385,363   $ 347,603   $ 735,201   $ 710,112
  Interest income                     2,399       2,549       4,716       4,754
                                   --------    --------    --------    --------

       Total revenues               387,762     350,152     739,917     714,866

Costs and expenses:
  Production costs                  132,782     163,901     283,695     328,803
  General and administrative
   expenses                          13,538      14,776      24,033      20,199
  Depletion                          92,177     119,439     180,908     254,944
                                   --------    --------    --------    --------

       Total costs and expenses     238,497     298,116     488,636     603,946
                                   --------    --------    --------    --------

Net income                        $ 149,265   $  52,036   $ 251,281   $ 110,920
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,492   $     520   $   2,513   $   1,109
                                   ========    ========    ========    ========

  Limited partners                $ 147,773   $  51,516   $ 248,768   $ 109,811
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   12.72   $    4.43   $   21.41   $    9.45
                                   ========    ========    ========    ========
Distribution per limited
  partnership interest            $   17.04   $   15.54   $   32.54   $   33.70
                                   ========    ========    ========    ========

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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners       Total
                                       ----------    ----------    ----------

Balance at January 1, 1995             $   59,580    $5,888,786    $5,948,366

    Distributions                          (3,955)     (391,623)     (395,578)

    Net income                              1,109       109,811       110,920
                                        ---------     ---------     ---------

Balance at June 30, 1995               $   56,734    $5,606,974    $5,663,708
                                        =========     =========     =========


Balance at January 1, 1996             $   44,378    $4,389,079    $4,433,457

    Distributions                          (3,820)     (378,109)     (381,929)

    Net income                              2,513       248,768       251,281
                                        ---------     ---------     ---------

Balance at June 30, 1996               $   43,071    $4,259,738    $4,302,809
                                        =========     =========     =========









         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                         1996          1995
                                                      ---------     ---------
Cash flows from operating activities:

 Net income                                           $ 251,281     $ 110,920
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depletion                                            180,908       254,944
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable            (1,915)        4,127
   Increase (decrease) in accounts payable              (33,912)       54,054
                                                       --------      --------

      Net cash provided by operating activities         396,362       424,045

Cash flows from investing activities:

 Additions to oil and gas properties                     (1,771)      (13,500)

Cash flows from financing activities:

 Cash distributions to partners                        (381,929)     (395,578)
                                                       --------      --------


Net increase in cash and cash equivalents                12,662        14,967
Cash and cash equivalents at beginning of period        174,500       110,131
                                                       --------      --------

Cash and cash equivalents at end of period            $ 187,162     $ 125,098
                                                       ========      ========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 91-A, L.P. (the "Registrant") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $735,201 from $710,112 for the six months ended June 30, 1996 and 1995, respectively, an increase of 4%. The increase in revenues resulted from a 16% increase in the average price received per barrel of oil and a 31% increase in the average price received per mcf of gas, offset by an 11% decrease in barrels of oil produced and sold and a 20% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 28,055 barrels of oil were sold compared to 31,546 for the same period in 1995, a decrease of 3,491 barrels. For the six months ended June 30, 1996, 73,026 mcf of gas were sold compared to 91,376 for the same period in 1995, a decrease of 18,350 mcf. The decrease in barrels of oil and mcf of gas produced and sold was due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.82 from $17.61 for the six months ended June 30, 1995 to $20.43 for the same period ended June 30, 1996 while the average price received per mcf of gas increased from $1.69 during the six months ended June 30, 1995 to $2.22 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $488,636 for the six months ended June 30, 1996 as compared to $603,946 for the same period in 1995, a decrease of $115,310, or 19%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $283,695 for the six months ended June 30, 1996 and $328,803 for the same period in 1995 resulting in a $45,108 decrease, or 14%. This decrease resulted from a decline in well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel costs. During this period, G&A increased, in aggregate, 19% from $20,199 for the six months ended June 30, 1995 to $24,033 for the same period in 1996.

Depletion was $180,908 for the six months ended June 30, 1996 compared to $254,944 for the same period in 1995. This represented a decrease in depletion of $74,036, or 29%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,491 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 86,521 barrels, or 10%.

Three months ended June 30, 1996 compared with three months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $385,363 from $347,603 for the three months ended June 30, 1996 and 1995, respectively, an increase of 11%.

The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 29% increase in the average price received per mcf of gas, offset by a 4% decrease in barrels of oil produced and sold and a 29% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 14,452 barrels of oil were sold compared to 15,091 for the same period in 1995, a decrease of 639 barrels. For the three months ended June 30, 1996, 33,548 mcf of gas were sold compared to 47,180 for the same period in 1995, a decrease of 13,632 mcf. The decrease in the barrels of oil and mcf of gas produced and sold was due to the decline characteristics of the Regis trant's oil and gas properties.

The average price received per barrel of oil increased $3.83 from $18.04 during the three months ended June 30, 1995 to $21.87 in 1996, while the average price received per mcf of gas increased from $1.60 for the three months ended June 30, 1995 to $2.06 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $238,497 for the three months ended June 30, 1996 as compared to $298,116 for the same period in 1995, a decrease of $59,619, or 20%. This decline was due to decreases in production costs, depletion and G&A.

Production costs were $132,782 for the three months ended June 30, 1996 and $163,901 for the same period in 1995 resulting in a $31,119 decrease, or 19%. This decrease consisted of declines in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 8% from $14,776 for the three months ended June 30, 1995 to $13,538 for the same period in 1996.

Depletion was $92,177 for the three months ended June 30, 1996 compared to $119,439 for the same period in 1995. This represented a decrease in depletion of $27,262, or 23%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 639 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $396,362 during the six months ended June 30, 1996, a 7% decrease from same period ended June 30, 1995. This decrease was primarily the net result of additional production costs paid and an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.
                                        8

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $381,929 of which $378,109 was distributed to the limited partners and $3,820 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $395,578 of which $391,623 was distributed to the limited partners and $3,955 to the managing general partner.

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


                                          PARKER & PARSLEY 91-A, L.P.

                                    By:   Parker & Parsley Oil & Gas Company
                                          Managing General Partner




Dated:  August 8, 1996              By:    /s/ Steven L. Beal
                                          ----------------------------------
                                          Steven L. Beal, Senior Vice President
                                           and Chief Financial Officer of PPUSA