Form 10-Q
period 1996-09-30
PARKER & PARSLEY 91-A LP
filed 1996-11-06
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ..................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7



Part II.    Other Information........................................   10

                Signatures...........................................   11

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1996           1995
                                                    ------------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $200,151 at September 30
     and $173,066 at December 31                    $   200,238    $   174,500
   Accounts receivable - oil and gas sales              145,083        138,831
                                                     ----------     ----------
         Total current assets                           345,321        313,331
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,652,188      9,644,611
     Accumulated depletion                           (5,716,081)    (5,446,864)
                                                     ----------     ----------
         Net oil and gas properties                   3,936,107      4,197,747
                                                     ----------     ----------
                                                    $ 4,281,428    $ 4,511,078
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    52,549    $    77,621

Partners' capital:
   Limited partners (11,620 interests)                4,186,547      4,389,079
   Managing general partner                              42,332         44,378
                                                     ----------     ----------
                                                      4,228,879      4,433,457
                                                     ----------     ----------
                                                    $ 4,281,428    $ 4,511,078
                                                     ==========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                               ----------------------   -----------------------
                                  1996         1995        1996         1995
                               ---------    ---------   ----------   ----------
Revenues:
   Oil and gas                 $ 375,989    $ 336,301   $1,111,190   $1,046,413
   Interest                        2,922        2,970        7,638        7,724
                                --------     --------    ---------    ---------

                                 378,911      339,271    1,118,828    1,054,137
                                --------     --------    ---------    ---------
Costs and expenses:
   Oil and gas production        142,009      119,142      425,704      447,945
   General and administrative     12,240       11,907       36,273       32,106
   Depletion                      88,309      121,523      269,217      376,467
                                --------     --------    ---------    ---------

                                 242,558      252,572      731,194      856,518
                                --------     --------    ---------    ---------

Net income                     $ 136,353    $  86,699   $  387,634   $  197,619
                                ========     ========    =========    =========
Allocation of net income:
   Managing general partner    $   1,363    $     867   $    3,876   $    1,976
                                ========     ========    =========    =========

   Limited partners            $ 134,990    $  85,832   $  383,758   $  195,643
                                ========     ========    =========    =========
Net income per limited
   partnership interest        $   11.62    $    7.39   $    33.03   $    16.84
                                ========     ========    =========    =========
Distribution per limited
   partnership interest        $   17.92    $   16.00   $    50.46   $    49.70
                                ========     ========    =========    =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                    Managing
                                    general        Limited
                                    partner        partners         Total
                                    --------      ----------      ----------

Balance at January 1, 1996          $ 44,378      $4,389,079      $4,433,457

    Distributions                     (5,922)       (586,290)       (592,212)

    Net income                         3,876         383,758         387,634
                                     -------       ---------       ---------

Balance at September 30, 1996       $ 42,332      $4,186,547      $4,228,879
                                     =======       =========       =========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                        1996           1995
                                                     ---------      ---------
Cash flows from operating activities:

  Net income                                         $ 387,634      $ 197,619
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                        269,217        376,467
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable        (6,252)        20,453
      Increase (decrease) in accounts payable          (23,946)        49,408
                                                      --------       --------

          Net cash provided by operating activities    626,653        643,947
                                                      --------       --------

Cash flows from investing activities:

  Additions to oil and gas properties                   (8,703)       (21,002)
                                                      --------       --------

Cash flows from financing activities:

  Cash distributions to partners                      (592,212)      (583,431)
                                                      --------       --------

Net increase in cash and cash equivalents               25,738         39,514
Cash and cash equivalents at beginning of period       174,500        110,131
                                                      --------       --------

Cash and cash equivalents at end of period           $ 200,238      $ 149,645
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



Note 1.

Parker & Parsley 91-A, L.P. (the "Registrant") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,111,190 from $1,046,413 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 6%. The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 31% increase in the average price received per mcf of gas, offset by an 11% decrease in barrels of oil produced and sold and a 20% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 41,499 barrels of oil were sold compared to 46,817 for the same period in 1995, a decrease of 5,318 barrels. For the nine months ended September 30, 1996, 112,222 mcf of gas were sold compared to 141,031 for the same period in 1995, a decrease of 28,809 mcf. The decrease in barrels of oil and mcf of gas produced and sold was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.55 from $17.26 for the nine months ended September 30, 1995 to $20.81 for the same period in 1996 while the average price received per mcf of gas increased from $1.69 during the nine months ended September 30, 1995 to $2.21 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $731,194 for the nine months ended September 30, 1996 as compared to $856,518 for the same period in 1995, a decrease of $125,324, or 15%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $425,704 for the nine months ended September 30, 1996 and $447,945 for the same period in 1995, resulting in a $22,241 decrease, or 5%. This decrease was due to a reduction in well repair and maintenance costs.

G&A components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 13% from $32,106 for the nine months ended September 30, 1995 to $36,273 for the same period in 1996.

Depletion was $269,217 for the nine months ended September 30, 1996 compared to $376,467 for the same period in 1995, representing a decrease of $107,250, or 28%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 5,318 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Three months ended September 30, 1996 compared with three months ended September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $375,989 from $336,301 for the three months ended September 30, 1996 and 1995, respectively, an increase of 12%. The increase in revenues resulted from a 31% increase in the average price received per barrel of oil and a 30% increase in the average price received per mcf of gas, offset by a 12% decrease in barrels of oil produced and sold and a 21% decrease in mcf of gas produced and sold. For the three months ended September 30, 1996, 13,444 barrels of oil were sold compared to 15,271 for the same period in 1995, a decrease of 1,827 barrels. For the three months ended September 30, 1996, 39,196 mcf of gas were sold compared to 49,655 for the same period in 1995, a decrease of 10,459 mcf. The decrease in barrels of oil and mcf of gas produced and sold was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.05 from $16.53 for the three months ended September 30, 1995 to $21.58 for the same period in 1996 while the average price received per mcf of gas increased from $1.69 during the three months ended September 30, 1995 to $2.19 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $242,558 for the three months ended September 30, 1996 as compared to $252,572 for the same period in 1995, a decrease of $10,014, or 4%. This decrease was due to a decline in depletion, offset by an increase in production costs and G&A.

Production costs were $142,009 for the three months ended September 30, 1996 and $119,142 for the same period in 1995, resulting in a $22,867 increase, or 19%. This increase was due to additional well repair and maintenance costs and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3%, from $11,907 for the three months ended September 30, 1995 to $12,240 for the same period in 1996.

Depletion was $88,309 for the three months ended September 30, 1996 compared to $121,523 for the same period in 1995, representing a decrease of $33,214, or 27%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121, (ii) a reduction in oil production of 1,827 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $17,294 during the nine months ended September 30, 1996 from the same period in 1995. This decrease was the result of additional production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $592,212 of which $586,290 was distributed to the limited partners and $5,922 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $583,431 of which $577,543 was distributed to the limited partners and $5,888 to the managing general partner.

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

None.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARKER & PARSLEY 91-A, L.P.

                                 By:   Parker & Parsley Petroleum USA, Inc.,
                                        ("PPUSA"), Managing General Partner




Dated:  November 6, 1996        By:   /s/ Steven L. Beal
                                       -------------------------------------
                                       Steven L. Beal, Senior Vice President
                                         and Chief Financial Officer of PPUSA