Form 10-Q
period 1997-03-31
PARKER & PARSLEY 91-A LP
filed 1997-05-07
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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


                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of March 31, 1997 and
            December 31, 1996........................................    3

          Statements of Operations for the three months
            ended March 31, 1997 and 1996............................    4

          Statement of Partners' Capital for the three months
            ended March 31, 1997.....................................    5

          Statements of Cash Flows for the three months
            ended March 31, 1997 and 1996............................    6

          Notes to Financial Statements..............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K...........................    9

          27.    Financial Data Schedule

          Signatures.................................................   10

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       1997            1996
                                                   -----------     ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $257,368 at March 31 and
    $200,661 at December 31                        $   257,368     $   202,546
  Accounts receivable - oil and gas sales              167,288         234,215
                                                    ----------      ----------
        Total current assets                           424,656         436,761
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,655,864       9,653,538
Accumulated depletion                               (5,884,668)     (5,800,421)
                                                    ----------      ----------
        Net oil and gas properties                   3,771,196       3,853,117
                                                    ----------      ----------
                                                   $ 4,195,852     $ 4,289,878
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    33,866     $    35,361

Partners' capital:
  Limited partners (11,620 interests)                   41,663          42,588
  Managing general partner                           4,120,323       4,211,929
                                                    ----------      ----------
                                                     4,161,986       4,254,517
                                                    ----------      ----------
                                                   $ 4,195,852     $ 4,289,878
                                                    ==========      ==========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                 --------------------------
                                                     1997            1996
                                                 ----------      ----------
Revenues:
  Oil and gas                                    $  398,782      $  349,838
  Interest                                            3,075           2,317
                                                  ---------       ---------

                                                    401,857         352,155
                                                  ---------       ---------

Costs and expenses:
  Oil and gas production                            124,541         150,913
  General and administrative                          9,189          10,495
  Depletion                                          84,247          88,731
                                                  ---------       ---------

                                                    217,977         250,139
                                                  ---------       ---------

Net income                                       $  183,880      $  102,016
                                                  =========       =========


Allocation of net income:
  Managing general partner                       $    1,839      $    1,021
                                                  =========       =========

  Limited partners                               $  182,041      $  100,995
                                                  =========       =========

Net income per limited partnership interest      $    15.67      $     8.69
                                                  =========       =========

Distributions per limited partnership interest   $    23.55      $    15.50
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                 Managing
                                 general        Limited
                                 partner        partners          Total
                                 --------     ------------     ------------


Balance at January 1, 1997       $ 42,588     $  4,211,929     $  4,254,517

    Distributions                  (2,764)        (273,647)        (276,411)

    Net income                      1,839          182,041          183,880
                                  -------      -----------      -----------

Balance at March 31, 1997        $ 41,663     $  4,120,323     $  4,161,986
                                  =======      ===========      ===========









         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------
Cash flows from operating activities:

  Net income                                         $  183,880    $  102,016
  Adjustment to reconcile net income to
    net cash provided by operating activities:
       Depletion                                         84,247        88,731
  Changes in assets and liabilities:
       Decrease in accounts receivable                   66,927         6,812
       Decrease in accounts payable                      (1,495)      (48,890)
                                                      ---------     ---------

          Net cash provided by operating activities     333,559       148,669
                                                      ---------     ---------

Cash flows from investing activities:

  Additions to oil and gas properties                    (2,326)       (2,926)

Cash flows from financing activities:

  Cash distributions to partners                       (276,411)     (181,930)
                                                      ---------     ---------

Net increase (decrease) in cash and cash equivalents     54,822       (36,187)
Cash and cash equivalents at beginning of period        202,546       174,500
                                                      ---------     ---------

Cash and cash equivalents at end of period           $  257,368    $  138,313
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $398,782 from $349,838 for the three months ended March 31, 1997 and 1996, respectively, an increase of 14%. The increase in revenues resulted from a 17% increase in the average price received per barrel of oil and a 20% increase in the average price received per mcf of gas, offset by a slight decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold. For the three months ended March 31, 1997, 13,486 barrels of oil were sold compared to 13,603 for the same period in 1996, a decrease of 117 barrels. For the three months ended March 31, 1997, 35,466 mcf of gas were sold compared to 39,478 for the same period in 1996, a decrease of 4,012 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.24 from $18.90 for the three months ended March 31, 1996 to $22.14 for the same period in 1997, while the average price received per mcf of gas increased from $2.35 during the three months ended March 31, 1996 to $2.83 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses decreased to $217,977 for the three months ended March 31, 1997 as compared to $250,139 for the same period in 1996, a decrease of $32,162, or 13%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $124,541 for the three months ended March 31, 1997 and $150,913 for the same period in 1996, resulting in a $26,372 decrease, or 17%. This decrease resulted from reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 12% from $10,495 for the three months ended March 31, 1996 to $9,189 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $84,247 for the three months ended March 31, 1997 compared to $88,731 for the same period in 1996. This represented a decrease in depletion of $4,484, or 5%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $184,890 for the three months ended March 31, 1997 from the same period in 1996. The increase was due to an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $276,411 of which $273,647 was distributed to the limited partners and $2,764 to the managing general partner. Cash was sufficient for the same period ended March 31, 1996 to cover distributions to the partners of $181,930 of which $180,110 was distributed to the limited partners and $1,820 to the managing general partner.

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

           27.    Financial Data Schedule

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


                                        PARKER & PARSLEY 91-A, LTD.

                               By: Parker & Parsley Petroleum USA, Inc. ("PPUSA"), Managing General Partner




Dated:  May 7, 1997            By:      /s/ Steven L. Beal
                                        -------------------------------------
                                        Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA