Form 10-Q
period 1997-06-30
PARKER & PARSLEY 91-A LP
filed 1997-08-08
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   .....................................   3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996.......................   4

            Statement of Partners' Capital for the six months
              ended June 30, 1997.......................................   5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996....................................   6

            Notes to Financial Statements...............................   7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................  10

            27.   Financial Data Schedule

            Signatures..................................................  11

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1997            1996
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $251,411 at June 30
    and $200,661 at December 31                    $   251,647     $   202,546
  Accounts receivable - oil and gas sales              138,774         234,215
                                                    ----------      ----------
        Total current assets                           390,421         436,761
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,658,379       9,653,538
Accumulated depletion                               (5,973,385)     (5,800,421)
                                                    ----------      ----------
        Net oil and gas properties                   3,684,994       3,853,117
                                                    ----------      ----------
                                                   $ 4,075,415     $ 4,289,878
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    50,353     $    35,361

Partners' capital:
  Managing general partner                              40,294          42,588
  Limited partners (11,620 interests)                3,984,768       4,211,929
                                                    ----------      ----------
                                                     4,025,062       4,254,517
                                                    ----------      ----------
                                                   $ 4,075,415     $ 4,289,878
                                                    ==========      ==========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                 ---------------------    ---------------------
                                    1997       1996          1997        1996
                                 ---------   ---------    ---------   ---------
Revenues:
   Oil and gas                   $ 337,759   $ 385,363    $ 736,541   $ 735,201
   Interest                          3,967       2,399        7,042       4,716
                                  --------    --------     --------    --------
                                   341,726     387,762      743,583     739,917
                                  --------    --------     --------    --------
Costs and expenses:
   Oil and gas production          133,035     132,782      257,576     283,695
   General and administrative       14,930      13,538       24,119      24,033
   Depletion                        88,717      92,177      172,964     180,908
                                  --------    --------     --------    --------
                                   236,682     238,497      454,659     488,636
                                  --------    --------     --------    --------
Net income                       $ 105,044   $ 149,265    $ 288,924   $ 251,281
                                  ========    ========     ========    ========
Allocation of net income:
   Managing general partner      $   1,050   $   1,492    $   2,889   $   2,513
                                  ========    ========     ========    ========
   Limited partners              $ 103,994   $ 147,773    $ 286,035   $ 248,768
                                  ========    ========     ========    ========
Net income per limited
   partnership interest          $    8.95   $   12.72    $   24.62   $   21.41
                                  ========    ========     ========    ========
Distribution per limited
   partnership interest          $   20.61   $   17.04    $   44.16   $   32.54
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  42,588     $4,211,929     $4,254,517

    Distributions                      (5,183)      (513,196)      (518,379)

    Net income                          2,889        286,035        288,924
                                     --------      ---------      ---------

Balance at June 30, 1997            $  40,294     $3,984,768     $4,025,062
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
Cash flows from operating activities:

    Net income                                          $  288,924   $  251,281
    Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depletion                                        172,964      180,908
    Changes in assets and liabilities:
          (Increase) decrease in accounts receivable        95,441       (1,915)
          Increase (decrease) in accounts payable           14,992      (33,912)
                                                         ---------    ---------
             Net cash provided by operating activities     572,321      396,362
                                                         ---------    ---------
Cash flows from investing activities:

    Additions to oil and gas properties                     (4,841)      (1,771)

Cash flows from financing activities:

    Cash distributions to partners                        (518,379)    (381,929)
                                                         ---------    ---------
Net increase in cash and cash equivalents                   49,101       12,662
Cash and cash equivalents at beginning of period           202,546      174,500
                                                         ---------    ---------
Cash and cash equivalents at end of period              $  251,647   $  187,162
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 91-A, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues increased to $736,541 from $735,201 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in revenues resulted from an 11% increase in the average price received per mcf of gas, a 3% increase in mcf of gas produced and sold, and a slight increase in the average price received per barrel of oil, offset by a 4% decrease in barrels of oil produced and sold. For the six months ended June 30, 1997, 26,912 barrels of oil were sold compared to 28,055 for the same period in 1996, a decrease of 1,143 barrels. For the six months ended June 30, 1997, 75,037 mcf of gas were sold compared to 73,026 for the same period in 1996, an increase of 2,011 mcf. The decrease in barrels of oil produced and sold was due to the decline characteristics of the Partnership's oil and gas properties. The increase in mcf of gas produced and sold was due to operational changes on several wells. Because of the decline characteristics of the Partnership's properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.43 for the six months ended June 30, 1996 to $20.51 for the same period ended June 30, 1997, while the average price received per mcf of gas increased from $2.22 during the six months ended June 30, 1996 to $2.46 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $454,659 for the six months ended June 30, 1997 as compared to $488,636 for the same period in 1996, a decrease of $33,977, or 7%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $257,576 for the six months ended June 30, 1997 and $283,695 for the same period in 1996 resulting in a $26,119 decrease, or 9%. This decrease resulted from a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $24,033 for the six months ended June 30, 1996 to $24,119 for the same period in 1997.

Depletion was $172,964 for the six months ended June 30, 1997 compared to $180,908 for the same period in 1996. This represented a decrease in depletion of $7,944, or 4%.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 12% to $337,759 from $385,363 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 14% decrease in the average price received per barrel of oil and 7% decrease in barrels of oil produced and sold, offset by an 18% increase in mcf of gas produced and sold and a 3% increase in the average price received per mcf of gas. For the three months ended June 30, 1997, 13,426 barrels of oil were sold compared to 14,452 for the same period in 1996, a decrease of 1,026 barrels. For the three months ended June 30, 1997, 39,571 mcf of gas were sold compared to 33,548 for the same period in 1996, an increase of 6,023 mcf. The decrease in barrels of oil produced and sold was due to the decline characteristics of the Partnership's oil and gas properties. The increase in the mcf of gas produced and sold was due to operational changes on several wells.

The average price received per barrel of oil decreased $3.00 from $21.87 during the three months ended June 30, 1996 to $18.87 in 1997, while the average price received per mcf of gas increased from $2.06 for the three months ended June 30, 1996 to $2.13 for the same period in 1997.

Costs and Expenses:

Total costs and expenses decreased slightly to $236,682 for the three months ended June 30, 1997 as compared to $238,497 for the same period in 1996, a decrease of $1,815. This decline was due to a decrease in depletion, offset by increases in G&A and production costs.

Production costs were $133,035 for the three months ended June 30, 1997 and $132,782 for the same period in 1996 resulting in a $253 increase. This increase was primarily due to additional well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 10% from $13,538 for the three months ended June 30, 1996 to $14,930 for the same period in 1997.

Depletion was $88,717 for the three months ended June 30, 1997 compared to $92,177 for the same period in 1996. This represented a decrease in depletion of $3,460, or 4%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $175,959 during the six months ended June 30, 1997 from same period ended June 30, 1996. This increase was primarily the result of an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $518,379 of which $5,183 was distributed to the managing general partner and $513,196 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $381,929 of which $3,820 was distributed to the managing general partner and $378,109 to the limited partners.

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


                                            PARKER & PARSLEY 91-A, L.P.

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), Managing General Partner




Dated:  August 8, 1997                By:   /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Controller of PPUSA