Form 10-Q
period 1997-09-30
PARKER & PARSLEY 91-A LP
filed 1997-11-07
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                         Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   .....................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996..................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997..................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996...............................    6

          Notes to Financial Statements...............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................    7



                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K............................   10

          27.   Financial Data Schedule

          Signatures..................................................   11

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                   September 30,   December 31,
                                                        1997          1996
                                                   -------------   -------------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $232,617 at September 30
     and $200,661 at December 31                    $    232,854    $   202,546
   Accounts receivable - oil and gas sales               146,737        234,215
                                                     -----------     ----------
         Total current assets                            379,591        436,761
                                                     -----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                9,664,884      9,653,538
Accumulated depletion                                 (6,055,742)    (5,800,421)
                                                     -----------     ----------

         Net oil and gas properties                    3,609,142      3,853,117
                                                     -----------     ----------
                                                    $  3,988,733    $ 4,289,878
                                                     ===========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $     61,069    $    35,361
Partners' capital:
   Managing general partner                               39,319         42,588
   Limited partners (11,620 interests)                 3,888,345      4,211,929
                                                     -----------     ----------
                                                       3,927,664      4,254,517
                                                     -----------     ----------
                                                    $  3,988,733    $ 4,289,878
                                                     ===========     ==========






  The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended         Nine months ended
                                   September 30,               September 30,
                               ----------------------   ------------------------
                                  1997        1996          1997         1996
                               ----------  ----------   -----------  -----------

Revenues:
  Oil and gas                  $ 310,668   $ 375,989    $1,047,209    $1,111,190
  Interest                         3,596       2,922        10,638         7,638
                                --------    --------     ---------     ---------
                                 314,264     378,911     1,057,847     1,118,828
                                --------    --------     ---------     ---------

Costs and expenses:
  Oil and gas production         135,576     142,009       393,152       425,704
  General and administrative      10,848      12,240        34,967        36,273
  Depletion                       82,357      88,309       255,321       269,217
                                --------    --------     ---------     ---------
                                 228,781     242,558       683,440       731,194
                                --------    --------     ---------     ---------
Net income                     $  85,483   $ 136,353    $  374,407    $  387,634
                                ========    ========     =========     =========

Allocation of net income:
  Managing general partner     $     855   $   1,363    $    3,744    $    3,876
                                ========    ========     =========     =========
  Limited partners             $  84,628   $ 134,990    $  370,663    $  383,758
                                ========    ========     =========     =========

Net income per limited
  partnership interest         $    7.28   $   11.62    $    31.90    $    33.03
                                ========    ========     =========     =========
Distribution per limited
  partnership interest         $   15.59   $   17.92    $    59.75    $    50.46
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general         Limited
                                     partner         partners          Total
                                  -------------   -------------    -------------

Balance at January 1, 1997        $     42,588    $  4,211,929     $  4,254,517

    Distributions                       (7,013)       (694,247)        (701,260)

    Net income                           3,744         370,663          374,407
                                    ----------      ----------       ----------

Balance at September 30, 1997     $     39,319    $  3,888,345     $  3,927,664
                                   ===========     ===========      ===========























         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                           1997         1996
                                                        ----------   -----------
Cash flows from operating activities:

   Net income                                           $ 374,407    $  387,634
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          255,321       269,217
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          87,478        (6,252)
       Increase (decrease) in accounts payable             25,708       (23,946)
                                                         --------     ---------

          Net cash provided by operating activities       742,914       626,653
                                                         --------     ---------

Cash flows from investing activities:

   Additions to oil and gas properties                    (11,346)       (8,703)

Cash flows from financing activities:

   Cash distributions to partners                        (701,260)     (592,212)
                                                         --------     ---------

Net increase in cash and cash equivalents                  30,308        25,738
Cash and cash equivalents at beginning of period          202,546       174,500
                                                         --------     ---------

Cash and cash equivalents at end of period              $ 232,854    $  200,238
                                                         ========     =========














         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


Note 1.   Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 91-A, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 W. Wall, Suite 101, Midland, Texas 79701.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Petroleum U.S.A., Inc. ("PPUSA"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPUSA was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPUSA's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with  nine months ended
   September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 6% to $1,047,209 from $1,111,190 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from a decline in barrels of oil produced and sold and a lower average price received per barrel of oil, offset by an increase in mcf of gas produced and sold and a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 38,960 barrels of oil were sold compared to 41,499 for the same period in 1996, a decrease of 2,539 barrels, or 6%. For the nine months ended September 30, 1997, 116,957 mcf of gas were sold compared to 112,222 for the same period in 1996, an increase of 4,735 mcf or 4%. The decrease in oil production was due to the decline characteristics of the Partnership's oil and gas properties. The increase in gas production was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased 5% from $20.81 for the nine months ended September 30, 1996 to $19.85 for the same period in 1997, while the average price received per mcf of gas increased 6% from $2.21 during the nine months ended September 30, 1996 to $2.34 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $683,440 for the nine months ended September 30, 1997 as compared to $731,194 for the same period in 1996, a decrease of $47,754, or 7%. This decrease was due to declines in production costs, depletion, and general and administrative expenses ("G&A").

Production costs were $393,152 for the nine months ended September 30, 1997 and $425,704 for the same period in 1996, resulting in a $32,552 decrease, or 8%. This decrease was due to a decline in well maintenance costs.

G&A components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 4% from $36,273 for the nine months ended September 30, 1996 to $34,967 for the same period in 1997.

Depletion was $255,321 for the nine months ended September 30, 1997 compared to $269,217 for the same period in 1996, representing a decrease of $13,896, or 5%.

Three months ended September 30, 1997 compared with three months ended September
   30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 17% to $310,668 from $375,989 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues was due to lower average prices received per barrel of oil and mcf of gas and a decline in barrels of oil produced and sold, offset by an increase in mcf of gas produced and sold. For the three months ended September 30, 1997, 12,048 barrels of oil were sold compared to 13,444 for the same period in 1996, a decrease of 1,396 barrels or 10%. For the three months ended September 30, 1997, 41,920 mcf of gas were sold compared to 39,196 for the same period in 1996, an increase of 2,724 mcf or 7%. The increase in gas production was due to operational changes on several wells. The decrease in oil production was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.20, or 15%, from $21.58 for the three months ended September 30, 1996 to $18.38 for the same period in 1997, while the average price received per mcf of gas decreased 3% from $2.19 during the three months ended September 30, 1996 to $2.13 for the same period in 1997.

Costs and Expenses:

Total costs and expenses decreased to $228,781 for the three months ended September 30, 1997 as compared to $242,558 for the same period in 1996, a decrease of $13,777, or 6%. This decrease was due to a decline in production costs, depletion and G&A.

Production costs were $135,576 for the three months ended September 30, 1997 and $142,009 for the same period in 1996, resulting in a $6,433 decrease, or 5%. This decrease was primarily due to a decline in well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11%, from $12,240 for the three months ended September 30, 1996 to $10,848 for the same period in 1997.

Depletion was $82,357 for the three months ended September 30, 1997 compared to $88,309 for the same period in 1996, representing a decrease of $5,952, or 7%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $116,261 during the nine months ended September 30, 1997 from the same period in 1996. This increase was the result of an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $701,260 of which $7,013 was distributed to the managing general partner and $694,247 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $592,212 of which $5,922 was distributed to the managing general partner and $586,290 to the limited partners.

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


                                           PARKER & PARSLEY 91-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 1997         By:      /s/ Rich Dealy
                                           ------------------------------------
                                           Rich Dealy, Vice President and
                                             Controller