Form 10-K405
period 1997-12-31
PARKER & PARSLEY 91-A LP
filed 1998-03-30
CIK 871364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

  / x /           Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $11,580,000.

             As of March 9, 1998, the number of outstanding limited
          partnership interests was 11,620. The following documents are incorporated by reference into the indicated parts
                    of this Annual Report on Form 10-K: None

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

ITEM 1.     Business

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Petroleum USA, Inc. ("PPUSA"), a
wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPUSA was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPUSA's successor by merger. For a more complete description of the Parker & Parsley and Mesa merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

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

The principal markets during 1997 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1997, approximately 55% and 18% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc., respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 1,133 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA is responsible for all management functions.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 48 oil and gas wells. One well was plugged and abandoned during 1993. At December 31, 1997, the Partnership had 47 wells producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
              Matters

At March 9, 1998, the Partnership had 11,620 outstanding limited partnership interests held of record by 717 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1997 and 1996, distributions of $872,747 and $824,664, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                 1997         1996         1995          1994        1993
                              ----------   ----------   ----------   -----------   ----------
Operating results:
 Oil and gas sales            $1,411,247   $1,629,975   $1,387,494   $ 1,568,783   $2,374,818
                               =========    =========    =========    ==========    =========
 Impairment of oil and gas
  properties                  $  485,158   $      -     $1,008,771   $ 1,055,409   $  197,347
                               =========    =========    =========    ==========    =========
 Net income (loss)            $   (7,029)  $  654,054   $ (755,419)  $(1,032,621)  $  418,007
                               =========    =========    =========    ==========    =========
 Allocation of net income
  (loss):
    Managing general partner  $      (70)  $    6,540   $   (7,554)  $   (10,326)  $    4,180
                               =========    =========    =========    ==========    =========
    Limited partners          $   (6,959)  $  647,514   $ (747,865)  $(1,022,295)  $  413,827
                               =========    =========    =========    ==========    =========
 Net income (loss) per
  limited partners' interest  $     (.60)  $    55.72   $   (64.36)  $    (87.98)  $    35.61
                               =========    =========    =========    ==========    =========
 Limited partners' cash
  distributions per limited
  partners' interest          $    75.11   $    70.97   $    64.70   $     77.81   $   163.94
                               =========    =========    =========    ==========    =========
At year end:
 Total assets                 $3,402,546   $4,289,878   $4,511,078   $ 5,976,067   $7,930,286
                               =========    =========    =========    ==========    =========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 13% to $1,411,247 from $1,629,975 in 1996. The decrease in revenues resulted from lower average prices received. In 1997, 51,993 barrels of oil, 8,865 barrels of natural gas liquids ("NGLs") and 135,829 mcf of gas were sold, or 83,496 barrel of oil equivalents ("BOEs"). In 1996, 57,484 barrels of oil and 150,454 mcf of gas were sold, or 82,560 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As a result of the merger with Mesa, the managing general partner has adopted Mesa's accounting policy and now accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997.

The average price received per barrel of oil decreased $2.21, or 10%, from $21.76 in 1996 to $19.55 in 1997. The average price received per barrel of NGLs during 1997 was $10.04. The average price received per mcf of gas decreased 11% from $2.52 in 1996 to $2.25 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1997.

Gain on disposition of assets of $150 was received in 1996 from equipment disposals on two fully depleted wells.

Total costs and expenses increased in 1997 to $1,432,817 as compared to $987,243 in 1996, an increase of $445,574, or 45%. The increase was due to the impairment of oil and gas properties, offset by decreases in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $570,417 in 1997 and $577,650 in 1996, resulting in a decrease of $7,233. This decrease resulted from a decline in well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $56,036 in 1996 to $49,938 in 1997. The Partnership paid the managing general partner $42,044 in 1997 and $35,518 in 1996 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $485,158 to its oil and gas properties during the fourth quarter of 1997.

Depletion decreased in 1997 to $327,304 as compared to $353,557 in 1996. This represented a decrease of $26,253, or 7%. This decrease was primarily attributable to a decrease in oil production of 5,491 barrels during 1997 as compared to 1996, offset by a decline in oil reserves during 1997 as a result of lower commodity prices.

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased to $1,629,975 from $1,387,494 in 1995, an increase of 17%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by declines in barrels of oil and mcf of gas produced and sold. In 1996, 57,484 barrels of oil were sold compared to 62,648 in 1995, a decrease of 5,164 barrels, or 8%. In 1996, 150,454 mcf of gas were sold compared to 183,929 in 1995, a decrease of 33,475 mcf, or 18%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil increased $4.59 from $17.17 in 1995 to $21.76 in 1996. The average price received per mcf of gas increased from $1.70 in 1995 to $2.52 in 1996.

Gain on disposition of assets of $150 was received in 1996 from equipment disposals on two fully depleted wells.

Total costs and expenses decreased in 1996 to $987,243 as compared to $2,153,502 in 1995, a decrease of $1,166,259, or 54%. The decrease was due to declines in the impairment of oil and gas properties and depletion, offset by an increase in production costs and G&A.

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

Impact of inflation and changing prices on sales and net loss

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1995, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.4%. The 1996 annual change in average weekly earnings increased by 4.1%. The 1997 index (effective April 1, 1997) increased 2%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1997, the price per barrel for oil production similar to the Partnership's ranged from approximately $16.00 to $23.00. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On March 19, 1998, the market price for West Texas intermediate crude was $12.00 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $4,123 during 1997 from 1996. The increase was due to a decline in production costs paid, offset by a decrease in oil and gas sales receipts.

Net Cash Used in Investing Activities

The   Partnership's   investing   activities   during  1997  and  1996  included
expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset disposition of $150 were received during 1996 from the salvage of equipment on two fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient in 1997 for distributions to the partners of $881,563, of which $872,747 was distributed to the limited partners and $8,816 to the managing general partner. In 1996, cash was sufficient for distributions to the partners of $832,994, of which $8,330 was distributed to the managing general partner and $824,664 to the limited partners.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses as defined pursuant to the partnership agreement. Although the costs are not estimable at this time, they should not be significant to the Partnership.

ITEM 8.     Financial Statements and Supplementary Data



                          Index to Financial Statements

                                                                        Page

Financial Statements of Parker & Parsley 91-A L.P.:
  Independent Auditors' Report........................................   11
  Balance Sheets as of December 31, 1997 and 1996.....................   12
  Statements of Operations for the Years Ended December 31,
    1997, 1996 and 1995...............................................   13
  Statements of Partners' Capital for the Years Ended
    December 31, 1997, 1996 and 1995..................................   14
  Statements of Cash Flows for the Years Ended December 31,
    1997, 1996 and 1995...............................................   15
  Notes to Financial Statements.......................................   16

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 91-A, L.P.
  (A Delaware Limited Partnership):

We have audited the financial statements of Parker & Parsley 91-A, L.P. as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 91-A, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.



                                                  KPMG Peat Marwick LLP


Midland, Texas
March 20, 1997

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31

                                                       1997           1996
                                                    -----------    -----------
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $180,867 in 1997 and
     $200,661 in 1996                               $   181,103    $   202,546
  Accounts receivable - oil and gas sales               165,842        234,215
                                                     ----------     ----------
          Total current assets                          346,945        436,761
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                9,668,484      9,653,538
Accumulated depletion                                (6,612,883)    (5,800,421)
                                                     ----------     ----------
          Net oil and gas properties                  3,055,601      3,853,117
                                                     ----------     ----------
                                                    $ 3,402,546    $ 4,289,878
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    36,621    $    35,361

Partners' capital:
  Managing general partner                               33,702         42,588
  Limited partners (11,620 interests)                 3,332,223      4,211,929
                                                     ----------     ----------
                                                      3,365,925      4,254,517
                                                     ----------     ----------
                                                    $ 3,402,546    $ 4,289,878
                                                     ==========     ==========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31


                                           1997          1996          1995
                                        ----------    ----------    ----------
Revenues:
  Oil and gas                           $1,411,247    $1,629,975    $1,387,494
  Interest                                  14,541        11,172        10,589
  Gain on disposition of assets                -             150           -
                                         ---------     ---------     ---------
                                         1,425,788     1,641,297     1,398,083
                                         ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                   570,417       577,650       569,299
  General and administrative                49,938        56,036        48,236
  Impairment of oil and gas properties     485,158           -       1,008,771
  Depletion                                327,304       353,557       527,196
                                         ---------     ---------     ---------
                                         1,432,817       987,243     2,153,502
                                         ---------     ---------     ---------
Net income (loss)                       $   (7,029)   $  654,054    $ (755,419)
                                         =========     =========     =========
Allocation of net income (loss):
  Managing general partner              $      (70)   $    6,540    $   (7,554)
                                         =========     =========     =========
  Limited partners                      $   (6,959)   $  647,514    $ (747,865)
                                         =========     =========     =========
Net income (loss) per limited
  partners' interest                    $     (.60)   $    55.72    $   (64.36)
                                         =========     =========     =========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                           Managing
                                           general      Limited
                                           partner      partners        Total
                                          ---------    ----------    ----------
Partners' capital at January 1, 1995      $  59,580    $5,888,786    $5,948,366

     Distributions                           (7,648)     (751,842)     (759,490)

     Net loss                                (7,554)     (747,865)     (755,419)
                                           --------     ---------     ---------
Partners' capital at December 31, 1995       44,378     4,389,079     4,433,457

     Distributions                           (8,330)     (824,664)     (832,994)

     Net income                               6,540       647,514       654,054
                                           --------     ---------     ---------
Partners' capital at December 31, 1996       42,588     4,211,929     4,254,517

     Distributions                           (8,816)     (872,747)     (881,563)

     Net loss                                   (70)       (6,959)       (7,029)
                                           --------     ---------     ---------
Partners' capital at December 31, 1997    $  33,702    $3,332,223    $3,365,925
                                           ========     =========     =========






   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31



                                               1997        1996         1995
                                             ---------   ---------   ----------
Cash flows from operations:
  Net income (loss)                          $  (7,029)  $ 654,054   $ (755,419)
  Adjustment to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Impairment of oil and gas properties    485,158         -      1,008,771
       Depletion                               327,304     353,557      527,196
       Gain on disposition of assets               -          (150)         -
  Changes in assets and liabilities:
       Accounts receivable                      68,373     (95,384)      15,874
       Accounts payable                          1,260     (41,134)      48,794
                                              --------    --------    ---------
         Net cash provided by operating
           activities                          875,066     870,943      845,216
                                              --------    --------    ---------
Cash flows from investing activities:
  Additions to oil and gas properties          (14,946)    (10,053)     (21,357)
  Proceeds from asset disposition                  -           150          -
                                              --------    --------    ---------
         Net cash used in investing
           activities                          (14,946)     (9,903)     (21,357)
                                              --------    --------    ---------
Cash flows from financing activities:
  Cash distributions to partners              (881,563)   (832,994)    (759,490)
                                              --------    --------    ---------
Net increase (decrease) in cash and cash
  equivalents                                  (21,443)     28,046       64,369
Cash and cash equivalents at beginning
  of year                                      202,546     174,500      110,131
                                              --------    --------    ---------
Cash and cash equivalents at end of year     $ 181,103   $ 202,546   $  174,500
                                              ========    ========    =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

Note 1.     Organization and nature of operations

       Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Petroleum USA, Inc. ("PPUSA"), a
wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPUSA was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPUSA's successor by merger.

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

       Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Pioneer USA, the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

       Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

Note 3.     Impairment of long-lived assets

       The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment has occurred, the Partnership estimates the expected future cash flows of its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $485,158 and $1,008,771 to its oil and gas properties during the fourth quarters of 1997 and 1995, respectively.

Note 4.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $1,561,371 greater than the tax basis at December 31, 1997.

       The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                               1997        1996         1995
                                             --------    --------    ----------
Net income (loss) per statements of
   operations                                $ (7,029)   $654,054    $ (755,419)
Depletion and depreciation provisions
   for tax reporting purposes under
   (over) amounts for financial reporting
   purposes                                   (56,924)    (44,893)       27,271
Impairment of oil and gas properties for
   financial reporting purposes               485,158         -       1,008,771
Other                                          (3,418)     11,084           -
                                              -------     -------     ---------
     Net income per Federal
       income tax returns                    $417,787    $620,245    $  280,623
                                              =======     =======     =========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                               1997        1996        1995
                                             --------    --------    --------
     Development costs                       $ 14,946    $  8,927    $ 22,483
                                              =======     =======     =======

       Capitalized oil and gas properties consist of the following:
                                                       1997            1996
                                                    -----------    -----------
     Property acquisition costs                     $   343,666    $   343,666
     Completed wells and equipment                    9,324,818      9,309,872
                                                     ----------     ----------
                                                      9,668,484      9,653,538
       Accumulated depletion                         (6,612,883)    (5,800,421)
                                                     ----------     ----------
                Net capitalized costs               $ 3,055,601    $ 3,853,117
                                                     ==========     ==========
                                       18

       During 1997, the Partnership recognized a non-cash charge against oil and gas properties of $485,158 associated with SFAS 121. See Note 3.

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                   1997       1996       1995
                                                 --------   --------   --------
Payment of lease operating and supervision
   charges in accordance with standard industry
   operating agreements                          $244,169   $218,737   $203,349

Reimbursement of general and administrative
   expenses                                      $ 42,044   $ 35,518   $ 38,439

Purchase of oil and gas properties and related
   equipment, at predecessor cost                $ 10,206   $  6,064   $ 15,047

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA, P&P Employees 91-A GP ("EMPL") (the "Entities") and the Partnership are parties to the Program agreement. EMPL is a general partnership organized for the benefit of certain employees of Pioneer USA.

       The costs and revenues of the Program are allocated to the Entities and the Partnership as follows:
                                                   Entities     Partnership (1)
                                                  -----------   ---------------
Revenues:
   Proceeds from disposition of depreciable
     and depletable properties                    34.3434343%     65.6565657%
   All other revenues                             34.3434343%     65.6565657%

Costs and expenses:
   Lease acquisition costs, drilling and
     completion costs and all other costs         24.2424242%     75.7575758%
   Operating costs, reporting and legal
     expenses and general and administrative
     expenses                                     34.3434343%     65.6565657%

    (1) Includes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 40 limited partner interests owned by Pioneer USA.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by Pioneer USA internal engineers and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the partnership agreement and, therefore, is not presented.
                                                  Oil and NGLs        Gas
                                                     (bbls)          (mcf)
                                                   ----------      ----------
   Net proved reserves at January 1, 1995             866,535       2,289,492
   Revisions                                          (86,521)       (267,269)
   Production                                         (62,648)       (183,929)
                                                   ----------      ----------
   Net proved reserves at December 31, 1995           717,366       1,838,294
   Revisions                                          110,536         570,978
   Production                                         (57,484)       (150,454)
                                                   ----------      ----------
   Net proved reserves at December 31, 1996           770,418       2,258,818
   Revisions                                          200,381      (1,059,329)
   Production                                         (60,858)       (135,829)
                                                   ----------      ----------
   Net proved reserves at December 31, 1997           909,941       1,063,660
                                                   ==========      ==========

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1997 prices of $17.19 per barrel of oil, $12.52 per barrel of NGLs and $2.19 per mcf of gas, discounted at 10% was approximately $3,905,000 and undiscounted was $7,377,000 at December 31, 1997. Subsequent to December 31, 1997, the prices of oil and gas have been declining, and on March 19, 1998, the average prices for the Partnership's oil and gas were approximately $12.00 and $2.05, respectively.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership`s oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:
                                                   1997       1996       1995
                                                 --------   --------   --------
            Genesis Crude Oil, L.P.                 55%        58%        57%
            Western Gas Resources, Inc.             18%         -          -

       The above customers represent 55% of total accounts receivable at December 31, 1997.

       Pioneer USA is party to a long-term agreement pursuant to which Pioneer USA and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On November 25, 1996, Pioneer USA consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and

Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $49,229 due from Genesis at December 31, 1997.

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

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs, and 1% of its operating and general and administrative expenses. In return it is allocated 1% of the Partnership's revenues.

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

None

                                    PART III


ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, Pioneer USA, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. Pioneer USA is a wholly-owned subsidiary of Pioneer, a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.
                            Age at
                         December 31,
        Name                 1997                       Position
--------------------     ------------     -------------------------------------
Scott D. Sheffield            45          President and Director

Timothy L. Dove               41          Executive Vice President and Director

Dennis E. Fagerstone          48          Executive Vice President and Director

Mark L. Withrow               50          Executive Vice President, General
                                            Counsel and Director

M. Garrett Smith              36          Executive Vice President, Chief
                                            Financial Officer and Director

Mel Fischer                   63          Executive Vice President

Lon C. Kile                   42          Executive Vice President

Rich Dealy                    31          Vice President and Chief Accounting
                                            Officer

     Scott D. Sheffield. Mr. Sheffield is a distinguished graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President and a director of Pioneer USA. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

     Timothy L. Dove. Mr. Dove became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President
- Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

     Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of Mesa from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a B. S. in Accounting and Texas Tech University with a Juris Doctorate degree, became Executive Vice President, General Counsel and Secretary of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Withrow was Vice President - General Counsel of Parker & Parsley from January 1991, when he joined Parker & Parsley, to January 1995, when he was appointed Senior Vice President - General Counsel. He was Parker & Parsley's Secretary from August 1992 until August 1997. Prior to joining Parker & Parsley, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

     M. Garrett Smith. Mr. Smith, a graduate of The University of Texas with a B.S. in Electrical Engineering and Southern Methodist University with an M.B.A., was appointed Executive Vice President and Chief Financial Officer of Pioneer in December 1997. He served as Senior Vice President - Finance of Pioneer from August 1997 until December 1997. Mr. Smith was elected Senior Vice President - Finance and a director of Pioneer USA in August 1997. He served as Vice President - Corporate Acquisitions of Mesa from January 1997 until August 1997. From October 1996 to December 1996, Mr. Smith served as Vice President - Finance of Mesa and from 1994 to 1996 he served as Director of Financial Planning of Mesa. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to Mesa) from 1989 to 1994.

     Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from February 1997 to August 1997. Mr. Fischer worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as President, Occidental International Exploration and Production Company in March

1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

     Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Ernst & Young.

     Rich Dealy. Mr. Dealy is a graduate of Eastern New Mexico University with a B.B.A. in Accounting and Finance and is a Certified Public Accountant. He became Vice President and Chief Accounting Officer of Pioneer and Pioneer USA in February 1998. Mr. Dealy served as Controller of Pioneer USA from August 1997 to February 1998. He served as Controller of Parker & Parsley from August 1995 to August 1997. Mr. Dealy joined Parker & Parsley as an Accounting Manager in July, 1992. He was previously employed with KPMG Peat Marwick as an Audit Senior, in charge of Parker & Parsley's audit.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in the managing general partner. The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, Pioneer USA and P&P Employees 91-A GP ("EMPL") pay approximately 25% of the Partnership's acquisition, drilling and completion costs and approximately 35% of its operating and general and administrative expenses. In return, they are allocated approximately 35% of the Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

Pioneer USA's current executive officers and other employees are general partners of EMPL. EMPL serves as a co-general partner of the Program. Under this arrangement, EMPL pays approximately 2.5% of the Partnership's acquisition, drilling and completion costs and approximately 3.5% of its operating and general and administrative expenses. In return, EMPL is allocated approximately 3.5% of the Partnership's revenues. EMPL does not receive any fees or reimbursements from the Partnership.

The Partnership does not directly pay any salaries of the executive officers or employees of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)    Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 40 limited partner interests at January 1, 1998.

(b)    Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Pioneer USA, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of Pioneer USA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                   1997       1996        1995
                                                 --------   ---------   --------
 Payment of lease operating and supervision
    charges in accordance with standard
    industry operating agreements                $244,169   $ 218,737   $203,349

 Reimbursement of general and administrative
    expenses                                     $ 42,044   $  35,518   $ 38,439

 Purchase of oil and gas properties and related
    equipment, at predecessor cost               $ 10,206   $   6,064   $ 15,047

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data", regarding the Partnership's participation in oil and gas activities of the Program.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    1.     Financial statements

              The following are filed as part of this annual report:

                    Independent Auditors' Report

                    Balance sheets as of December 31, 1997 and 1996

                    Statements of operations for the years ended December 31,
                      1997, 1996 and 1995

                    Statements of partners' capital for the years ended December
                      31, 1997, 1996 and 1995

                    Statements of cash flows for the years ended December 31,
                      1997, 1996 and 1995

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

                                           PARKER & PARSLEY 91-A, L.P.

Dated: March 30, 1998              By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner


                                           By:  /s/ Scott D. Sheffield
                                               -------------------------------
                                                Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield      President and Director of             March 30, 1998
-------------------------   Pioneer USA
Scott D. Sheffield

/s/ Timothy L. Dove         Executive Vice President and          March 30, 1998
-------------------------   Direcotr of Pioneer USA
Timothy L. Dove

/s/ Dennis E. Fagerstone    Executive Vice President and          March 30, 1998
-------------------------   Director of Pioneer USA
Dennis E. Fagerstone

/s/ Mark L. Withrow         Executive Vice President, General     March 30, 1998
-------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow

/s/ M. Garrett Smith        Executive Vice President, Chief       March 30, 1998
-------------------------   Financial Officer and Director
M. Garrett Smith            of Pioneer USA

/s/ Mel Fischer             Executive Vice President of           March 30, 1998
-------------------------   Pioneer USA
Mel Fischer

/s/ Lon C. Kile             Executive Vice President of           March 30, 1998
-------------------------   Pioneer USA
Lon C. Kile

/s/ Rich Dealy              Vice President and Chief Accounting   March 30, 1998
-------------------------   Officer of Pioneer USA
Rich Dealy
                                       28

                           PARKER & PARSLEY 91-A, L.P.

                                INDEX TO EXHIBITS



       The following documents are incorporated by reference in response to Item 14(c):

 Exhibit No.                      Description                             Page
 -----------                      -----------                             ----
     3(a)           Form of Agreement of Limited Partnership                -
                    of Parker & Parsley 91-A, L.P. incorporated by reference to Exhibit A of the Partnership's Registration Statement on Form S-1
                    (Registration No. 33-38582) (hereinafter called the Partnership's Registration Statement)

     4(b)           Form of Limited Partner Subscription Agree-             -
                    ment incorporated by reference to Exhibit C of the Partnership's Registration Statement

     4(b)           Form of General Partner Subscription Agree-             -
                    ment incorporated by reference to Exhibit D of the Partnership's Registration Statement

     4(b)           Power of Attorney incorporated by reference to          -
                    Exhibit B of the Partnership's Registration
                    Statement

     4(c)           Specimen Certificate of Limited Partnership             -
                    Interest incorporated by reference to Exhibit 4.3 of Amendment No. 2 of the Partnership's
                    Registration Statement

    10(b)           Development Drilling Program Agreement                  -
                    incorporated by reference to Exhibit B of the Partnership's Registration Statement

      27.1*         Financial Data Schedule

*Filed herewith
                                       29