Form 10-Q
period 1998-06-30
PARKER & PARSLEY 91-A LP
filed 1998-08-04
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997  .......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997........................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998........................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997.....................................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   11

           27.1   Financial Data Schedule

           Signatures...................................................   12

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $175,884 at June 30
    and $180,867 at December 31                    $   176,121     $   181,103
  Accounts receivable - oil and gas sales              124,089         165,842
                                                    ----------      ----------
        Total current assets                           300,210         346,945
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,679,661       9,668,484
Accumulated depletion                               (6,751,696)     (6,612,883)
                                                    ----------      ----------
        Net oil and gas properties                   2,927,965       3,055,601
                                                    ----------      ----------
                                                   $ 3,228,175     $ 3,402,546
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    58,094     $    36,621

Partners' capital:
  Managing general partner                              31,744          33,702
  Limited partners (11,620 interests)                3,138,337       3,332,223
                                                    ----------      ----------
                                                     3,170,081       3,365,925
                                                    ----------      ----------
                                                   $ 3,228,175     $ 3,402,546
                                                    ==========      ==========


   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 257,804   $ 337,759   $ 525,141   $ 736,541
   Interest                           2,841       3,967       5,713       7,042
                                   --------    --------    --------    --------
                                    260,645     341,726     530,854     743,583
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           141,346     133,035     270,636     257,576
   General and administrative         8,794      14,930      17,857      24,119
   Depletion                         72,826      88,717     138,813     172,964
                                   --------    --------    --------    --------
                                    222,966     236,682     427,306     454,659
                                   --------    --------    --------    --------
Net income                        $  37,679   $ 105,044   $ 103,548   $ 288,924
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $     376   $   1,050   $   1,035   $   2,889
                                   ========    ========    ========    ========
   Limited partners               $  37,303   $ 103,994   $ 102,513   $ 286,035
                                   ========    ========    ========    ========
Net income per limited
   partnership interest           $    3.21   $    8.95   $    8.82   $   24.62
                                   ========    ========    ========    ========
Distribution per limited
   partnership interest           $   10.82   $   20.61   $   25.51   $   44.16
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners         Total
                                   ---------     ----------     ----------

Balance at January 1, 1998         $  33,702     $3,332,223     $3,365,925

    Distributions                     (2,993)      (296,399)      (299,392)

    Net income                         1,035        102,513        103,548
                                    --------      ---------      ---------

Balance at June 30, 1998           $  31,744     $3,138,337     $3,170,081
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                             Six months ended
                                                                 June 30,
                                                         ----------------------
                                                             1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
    Net income                                           $ 103,548    $ 288,924
    Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depletion                                        138,813      172,964
    Changes in assets and liabilities:
          Accounts receivable                               41,753       95,441
          Accounts payable                                  21,473       14,992
                                                          --------     --------
             Net cash provided by operating activities     305,587      572,321
                                                          --------     --------
Cash flows from investing activities:
    Additions to oil and gas properties                    (11,177)      (4,841)

Cash flows from financing activities:
    Cash distributions to partners                        (299,392)    (518,379)
                                                          --------     --------
Net increase (decrease) in cash and cash equivalents        (4,982)      49,101
Cash and cash equivalents at beginning of period           181,103      202,546
                                                          --------     --------
Cash and cash equivalents at end of period               $ 176,121    $ 251,647
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 29% to $525,141 from $736,541 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 26,017 barrels of oil, 10,006 barrels of natural gas liquids ("NGLs") and 56,185 mcf of gas were sold, or 45,387 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 26,912 barrels of oil and 75,037 mcf of gas were sold, or 39,418 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.61, or 32%, from $20.51 for the six months ended June 30, 1997 to $13.90 for the same period ended June 30, 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.20. The average price received per mcf of gas decreased 34% from $2.46 during the six months ended June 30, 1997 to $1.63 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $427,306 for the six months ended June 30, 1998 as compared to $454,659 for the same period in 1997, a decrease of $27,353, or 6%. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $270,636 for the six months ended June 30, 1998 and $257,576 for the same period in 1997 resulting in a $13,060 increase, or 5%. This increase resulted from additional well maintenance costs and ad valorem taxes, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $24,119 for the six months ended June 30, 1997 to $17,857 for the same period in 1998.

Depletion was $138,813 for the six months ended June 30, 1998 compared to $172,964 for the same period in 1997. This represented a decrease in depletion of $34,151, or 20%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 895 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 24% to $257,804 from $337,759 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 13,255 barrels of oil, 5,319 barrels of NGLs and 29,304 mcf of gas were sold, or 23,458 BOEs. For the three months ended June 30, 1997, 13,426 barrels of oil and 39,571 mcf of gas were sold, or 20,021 BOEs.

The average price received per barrel of oil decreased $5.89, or 31%, from $18.87 during the three months ended June 30, 1997 to $12.98 in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.17. The average price received per mcf of gas decreased 23% from $2.13 for the three months ended June 30, 1997 to $1.63 for the same period in 1998.

Costs and Expenses:

Total costs and expenses decreased to $222,966 for the three months ended June 30, 1998 as compared to $236,682 for the same period in 1997, a decrease of $13,716, or 6%. This decline was due to a decrease in depletion and G&A, offset by an increase in production costs.

Production costs were $141,346 for the three months ended June 30, 1998 and $133,035 for the same period in 1997 resulting in a $8,311 increase, or 6%. This increase was primarily due to additional well maintenance costs, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 41% from $14,930 for the three months ended June 30, 1997 to $8,794 for the same period in 1998.

Depletion was $72,826 for the three months ended June 30, 1998 compared to $88,717 for the same period in 1997. This represented a decrease in depletion of $15,891, or 18%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 171 barrels for the three months ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $266,734 during the six months ended June 30, 1998 from same period ended June 30, 1997. This decrease was primarily the result of a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 and 1997 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $299,392 of which $2,993 was distributed to the managing general partner and $296,399 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $518,379 of which $5,183 was distributed to the managing general partner and $513,196 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
---------------
(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

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


                                           PARKER & PARSLEY 91-A, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  August 4, 1998             By:     /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer