Form 10-Q
period 1999-03-31
PARKER & PARSLEY 91-A LP
filed 1999-05-10
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1999 and
              December 31, 1998........................................    3

           Statements of Operations for the three months
             ended March 31, 1999 and 1998.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1999......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1999 and 1998.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1    Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS

                                                   March 31,       December 31,
                                                     1999             1998
                                                  -----------      -----------
                                                   Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   173,935      $   158,378
  Accounts receivable - oil and gas sales             118,404          111,524
                                                   ----------       ----------
        Total current assets                          292,339          269,902
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              9,683,124        9,678,161
Accumulated depletion                              (7,368,761)      (7,280,260)
                                                   ----------       ----------
        Net oil and gas properties                  2,314,363        2,397,901
                                                   ----------       ----------
                                                  $ 2,606,702      $ 2,667,803
                                                   ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    33,861      $    14,062

Partners' capital:
  Managing general partner                             25,772           26,581
  Limited partners (11,620 interests)               2,547,069        2,627,160
                                                   ----------       ----------
                                                    2,572,841        2,653,741
                                                   ----------       ----------
                                                  $ 2,606,702      $ 2,667,803
                                                   ==========       ==========


  The financial information included as of March 31, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                       ------------------------
                                                           1999          1998
                                                       ----------    ----------
Revenues:
  Oil and gas                                          $  182,820    $  267,337
  Interest                                                  1,754         2,872
                                                        ---------     ---------
                                                          184,574       270,209
                                                        ---------     ---------
Costs and expenses:
  Oil and gas production                                  122,545       129,290
  General and administrative                                7,543         9,063
  Depletion                                                88,501        65,987
                                                        ---------     ---------
                                                          218,589       204,340
                                                        ---------     ---------
Net income (loss)                                      $  (34,015)   $   65,869
                                                        =========     =========
Allocation of net income (loss):
  Managing general partner                             $     (340)   $      659
                                                        =========     =========
  Limited partners                                     $  (33,675)   $   65,210
                                                        =========     =========
Net income (loss) per limited partnership interest     $    (2.90)   $     5.61
                                                        =========     =========
Distributions per limited partnership interest         $     3.99    $    14.69
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $   26,581     $2,627,160     $2,653,741

    Distributions                           (469)       (46,416)       (46,885)

    Net loss                                (340)       (33,675)       (34,015)
                                       ---------      ---------      ---------

Balance at March 31, 1999             $   25,772     $2,547,069     $2,572,841
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                        Three months ended
                                                               March 31,
                                                     -------------------------
                                                        1999            1998
                                                     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $  (34,015)    $   65,869
  Adjustment to reconcile net income (loss) to
    net cash provided by operating activities:
       Depletion                                         88,501         65,987
  Changes in assets and liabilities:
       Accounts receivable                               (6,880)        44,032
       Accounts payable                                  19,799         11,388
                                                      ---------      ---------
          Net cash provided by operating activities      67,405        187,276
                                                      ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                    (4,963)        (5,727)

Cash flows used in financing activities:
  Cash distributions to partners                        (46,885)      (172,414)
                                                      ---------      ---------
Net increase in cash                                     15,557          9,135
Cash at beginning of period                             158,378        181,103
                                                      ---------      ---------
Cash at end of period                                $  173,935     $  190,238
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 32% to $182,820 from $267,337 for the three months ended March 31, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and declines in production. For the three months ended March 31, 1999, 10,899 barrels of oil, 4,423 barrels of natural gas liquids ("NGLs") and 24,585 mcf of gas were sold, or 19,420 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1998, 12,762 barrels of oil, 4,687 barrels of NGLs and 26,881 mcf of gas were sold, or 21,929 BOEs.

The average price received per barrel of oil decreased $3.19, or 21%, from $14.86 for the three months ended March 31, 1998 to $11.67 for the same period in 1999. The average price received per barrel of NGLs decreased $1.79, or 25%, from $7.23 for the three months ended March 31, 1998 to $5.44 for the same period in 1999. The average price received per mcf of gas decreased 21% from $1.63 during the three months ended March 31, 1998 to $1.29 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1999.

A continuation of the oil price environment experienced during the first quarter of 1999 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $218,589 for the three months ended March 31, 1999 as compared to $204,340 for the same period in 1998, an increase of $14,249, or 7%. This increase was due to an increase in depletion, offset by declines in production costs and general and administrative expenses ("G&A").

Production costs were $122,545 for the three months ended March 31, 1999 and $129,290 for the same period in 1998, resulting in a $6,745 decrease, or 5%. This decrease resulted from lower production taxes, offset by an increase in well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 17% from $9,063 for the three months ended March 31, 1998 to $7,543 for the same period in 1999.

Depletion was $88,501 for the three months ended March 31, 1999 compared to $65,987 for the same period in 1998. This represented an increase in depletion of $22,514, or 34%. This increase was the result of a combination of factors that included a decline in proved reserves during the three months ended March 31, 1999 due to the lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998 and a reduction in oil production of 1,863 barrels for the three months ended March 31, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $119,871 for the three months ended March 31, 1999 from the same period in 1998. The decrease was primarily due to a decline in oil and gas sales receipts, offset by declines in G&A expenses and production costs paid.
                                        8

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1999 and 1998 were related to the replacement of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1999 to cover distributions to the partners of $46,885 of which $469 was distributed to the managing general partner and $46,416 to the limited partners. Cash was sufficient for the same period ended March 31, 1998 to cover distributions to the partners of $172,414 of which $1,724 was distributed to the managing general partner and $170,690 to the limited partners.

During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the later part of the first quarter of 1999 and into April 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time. As a result, future commodity prices will have a direct impact on the amount of future distributions and could result in limited or no distributions to the partners.

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

As of March 31, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999. Through March 31, 1999, the managing general partner had distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 48% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of March 31, 1999, the managing general partner estimates that the remedial phase is approximately 79% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of June 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of March 31, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.4 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the assessment phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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

     (b) Reports on Form 8-K - none.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PARKER & PARSLEY 91-A, L.P.


                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner



Dated:  May 10, 1999             By:      /s/ Rich Dealy
                                          ---------------------------------
                                          Rich Dealy, Vice President
                                            and Chief Accounting Officer