Form 10-Q
period 1999-06-30
PARKER & PARSLEY 91-A LP
filed 1999-08-11
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1999 and
               December 31, 1998....................................    3

            Statements of Operations for the three and six
              months ended June 30, 1999 and 1998...................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1999...................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1999 and 1998................................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   12

            27.1   Financial Data Schedule

            Signatures..............................................   13

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS


                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   194,248     $   158,378
  Accounts receivable - oil and gas sales             144,590         111,524
                                                   ----------      ----------
        Total current assets                          338,838         269,902
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              9,683,627       9,678,161
Accumulated depletion                              (7,414,165)     (7,280,260)
                                                   ----------      ----------
        Net oil and gas properties                  2,269,462       2,397,901
                                                   ----------      ----------
                                                  $ 2,608,300     $ 2,667,803
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    43,523     $    14,062

Partners' capital:
  Managing general partner                             25,691          26,581
  Limited partners (11,620 interests)               2,539,086       2,627,160
                                                   ----------      ----------
                                                    2,564,777       2,653,741
                                                   ----------      ----------
                                                  $ 2,608,300     $ 2,667,803
                                                   ==========      ==========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                          June 30,                June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 252,835   $ 257,804   $ 435,655   $ 525,141
  Interest                            2,128       2,841       3,882       5,713
  Gain on disposition of assets       1,096         -         1,096         -
                                   --------    --------    --------    --------
                                    256,059     260,645     440,633     530,854
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            123,097     141,346     245,642     270,636
  General and administrative         21,337       8,794      28,880      17,857
  Depletion                          45,404      72,826     133,905     138,813
                                   --------    --------    --------    --------
                                    189,838     222,966     408,427     427,306
                                   --------    --------    --------    --------
Net income                        $  66,221   $  37,679   $  32,206   $ 103,548
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     662   $     376   $     322   $   1,035
                                   ========    ========    ========    ========
  Limited partners                $  65,559   $  37,303   $  31,884   $ 102,513
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    5.64   $    3.21   $    2.74   $    8.82
                                   ========    ========    ========    ========
Distribution per limited
  partnership interest            $    6.33   $   10.82   $   10.32   $   25.51
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $   26,581     $2,627,160     $2,653,741

    Distributions                         (1,212)      (119,958)      (121,170)

    Net income                               322         31,884         32,206
                                       ---------      ---------      ---------

Balance at June 30, 1999              $   25,691     $2,539,086     $2,564,777
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                           Six months ended
                                                                June 30,
                                                        ----------------------
                                                           1999         1998
                                                        ---------    ---------
Cash flows from operating activities:
    Net income                                          $  32,206    $ 103,548
    Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depletion                                       133,905      138,813
          Gain on disposition of assets                    (1,096)         -
    Changes in assets and liabilities:
          Accounts receivable                             (33,066)      41,753
          Accounts payable                                 29,461       21,473
                                                         --------     --------
             Net cash provided by operating activities    161,410      305,587
                                                         --------     --------
Cash flows used in investing activities:
    Additions to oil and gas properties                    (5,466)     (11,177)
    Proceeds from asset disposition                         1,096          -
                                                         --------     --------
             Net cash used in investing activities         (4,370)     (11,177)
                                                         --------     --------
Cash flows used in financing activities:
    Cash distributions to partners                       (121,170)    (299,392)
                                                         --------     --------
Net increase (decrease) in cash                            35,870       (4,982)
Cash at beginning of period                               158,378      181,103
                                                         --------     --------
Cash at end of period                                   $ 194,248    $ 176,121
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 17% to $435,655 from $525,141 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 21,588 barrels of oil, 10,021 barrels of natural gas liquids ("NGLs") and 49,899 mcf of gas were sold, or 39,926 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 26,017 barrels of oil, 10,006 barrels of NGLs and 56,185 mcf of gas were sold, or 45,387 BOEs.

The average price received per barrel of oil decreased 3% from $13.90 for the six months ended June 30, 1998 to $13.55 for the same period ended June 30, 1999. The average price received per barrel of NGLs decreased 3% from $7.20 during the six months ended June 30, 1998 to $6.98 for the same period in 1999. The average price received per mcf of gas decreased 10% from $1.63 during the six months ended June 30, 1998 to $1.47 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $1,096 was received during the six months ended June 30, 1999 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $408,427 for the six months ended June 30, 1999 as compared to $427,306 for the same period in 1998, a decrease of $18,879, or 4%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $245,642 for the six months ended June 30, 1999 and $270,636 for the same period in 1998 resulting in a $24,994 decrease, or 9%. This decrease resulted from declines in well maintenance costs, production taxes and workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 62% from $17,857 for the six months ended June 30, 1998 to $28,880 for the same period in 1999.

Depletion was $133,905 for the six months ended June 30, 1999 compared to $138,813 for the same period in 1998, a decrease of $4,908, or 4%. This decrease was due to a reduction in oil production of 4,429 barrels for the six months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased slightly to $252,835 from $257,804 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the three months ended June 30, 1999, 10,689 barrels of oil, 5,598 barrels of NGLs and 25,314 mcf of gas were sold, or 20,506 BOEs. For the three months ended June 30, 1998, 13,255 barrels of oil, 5,319 barrels of NGLs and 29,304 mcf of gas were sold, or 23,458 BOEs.

The average price received per barrel of oil increased $2.49, or 19%, from $12.98 during the three months ended June 30, 1998 to $15.47 in 1999. The average price received per barrel of NGLs increased $1.02, or 14%, from $7.17 during the three months ended June 30, 1998 to $8.19 for the same period in 1999. The average price received per mcf of gas increased slightly from $1.63 for the three months ended June 30, 1998 to $1.65 for the same period in 1999.

A gain on disposition of assets of $1,096 was received during the three months ended June 30, 1999 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $189,838 for the three months ended June 30, 1999 as compared to $222,966 for the same period in 1998, a decrease of $33,128, or 15%. This decline was due to a decrease in depletion and production costs, offset by an increase in G&A.

Production costs were $123,097 for the three months ended June 30, 1999 and $141,346 for the same period in 1998 resulting in an $18,249 decrease, or 13%. This decrease was due to declines in well maintenance costs and workover costs.

During this period, G&A increased from $8,794 for the three months ended June 30, 1998 to $21,337 for the same period in 1999.

Depletion was $45,404 for the three months ended June 30, 1999 compared to $72,826 for the same period in 1998, a decrease of $27,422, or 38%. This decrease was primarily attributable to a reduction in oil production of 2,566 barrels for the three months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $144,177 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was the result of declines in oil and gas sales receipts, offset by a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $1,096 were received during the six months ended June 30, 1999 from the disposal of oil and gas equipment on fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $121,170 of which $1,212 was distributed to the managing general partner and $119,958 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $299,392 of which $2,993 was distributed to the managing general partner and $296,399 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                           PARKER & PARSLEY 91-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  August 11, 1999           By:      /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer