Form 10-Q
period 1999-09-30
PARKER & PARSLEY 91-A LP
filed 1999-11-10
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998.......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   12

           27.1   Financial Data Schedule

           Signatures.................................................   13

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS


                                                   September 30,   December 31,
                                                       1999            1998
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                            $   220,931     $   158,378
   Accounts receivable - oil and gas sales             151,805         111,524
                                                    ----------      ----------
         Total current assets                          372,736         269,902
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              9,692,518       9,678,161
Accumulated depletion                               (7,453,569)     (7,280,260)
                                                    ----------      ----------
         Net oil and gas properties                  2,238,949       2,397,901
                                                    ----------      ----------
                                                   $ 2,611,685     $ 2,667,803
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    59,089     $    14,062

Partners' capital:
   Managing general partner                             25,569          26,581
   Limited partners (11,620 interests)               2,527,027       2,627,160
                                                    ----------      ----------
                                                     2,552,596       2,653,741
                                                    ----------      ----------
                                                   $ 2,611,685     $ 2,667,803
                                                    ==========      ==========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 307,447   $ 214,854   $ 743,102   $ 739,995
  Interest                            2,766       2,513       6,648       8,226
  Gain on disposition of assets         -           -         1,096         -
                                   --------    --------    --------    --------
                                    310,213     217,367     750,846     748,221
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            123,057     126,712     368,699     397,348
  General and administrative         26,508       6,445      55,388      24,302
  Depletion                          39,404      72,460     173,309     211,273
                                   --------    --------    --------    --------
                                    188,969     205,617     597,396     632,923
                                   --------    --------    --------    --------
Net income                        $ 121,244   $  11,750   $ 153,450   $ 115,298
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,212   $     118   $   1,534   $   1,153
                                   ========    ========    ========    ========
  Limited partners                $ 120,032   $  11,632   $ 151,916   $ 114,145
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   10.33   $    1.00   $   13.07   $    9.82
                                   ========    ========    ========    ========
Distribution per limited
  partnership interest            $   11.37   $    6.14   $   21.69   $   31.65
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $   26,581     $2,627,160     $2,653,741

    Distributions                         (2,546)      (252,049)      (254,595)

    Net income                             1,534        151,916        153,450
                                       ---------      ---------      ---------

Balance at September 30, 1999         $   25,569     $2,527,027     $2,552,596
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                     Nine months ended
                                                        September 30,
                                                 --------------------------
                                                    1999            1998
                                                 ----------      ----------
Cash flows from operating activities:
   Net income                                    $  153,450      $  115,298
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                   173,309         211,273
        Gain on disposition of assets                (1,096)            -
   Changes in assets and liabilities:
        Accounts receivable                         (40,281)         45,499
        Accounts payable                             45,027          17,770
                                                  ---------       ---------
             Net cash provided by operating
               activities                           330,409         389,840
                                                  ---------       ---------
Cash flows from investing activities:
   Additions to oil and gas properties              (14,357)        (13,255)
   Proceeds from asset dispositions                   1,096             -
                                                  ---------       ---------
             Net cash used in investing
               activities                           (13,261)        (13,255)
                                                  ---------       ---------
Cash flows used in financing activities:
   Cash distributions to partners                  (254,595)       (371,465)
                                                  ---------       ---------
Net increase in cash                                 62,553           5,120
Cash at beginning of period                         158,378         181,103
                                                  ---------       ---------
Cash at end of period                            $  220,931      $  186,223
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
   30, 1998

Revenues:

The Partnership's oil and gas revenues increased slightly to $743,102 from $739,995 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 1999, 32,346 barrels of oil, 15,069 barrels of natural gas liquids ("NGLs") and 74,270 mcf of gas were sold, or 59,793 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 37,306 barrels of oil, 16,133 barrels of NGLs and 83,394 mcf of gas were sold, or 67,338 BOEs.

The average price received per barrel of oil increased $2.04, or 15%, from $13.49 for the nine months ended September 30, 1998 to $15.53 for the same period in 1999. The average price received per barrel of NGLs increased $1.44, or 22%, from $6.60 during the nine months ended September 30, 1998 to $8.04 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.56 during the nine months ended September 30, 1998 to $1.61 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $1,096 was received during the nine months ended September 30, 1999 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $597,396 for the nine months ended September 30, 1999 as compared to $632,923 for the same period in 1998, a decrease of $35,527, or 6%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $368,699 for the nine months ended September 30, 1999 and $397,348 for the same period in 1998, resulting in a $28,649 decrease, or 7%. This decrease was due to declines in ad valorem taxes, workover costs, well maintenance costs and production taxes.

G&A components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $24,302 for the nine months ended September 30, 1998 to $55,388 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services and monitoring services as compared to the 1998 tax services and monitoring services which were paid during the first nine months of 1999.

Depletion was $173,309 for the nine months ended September 30, 1999 compared to $211,273 for the same period in 1998, representing a decrease of $37,964, or 18%. This decrease was the result of a combination of factors that included a reduction in oil production of 4,960 barrels for the nine months ended September 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
   30, 1998

Revenues:

The Partnership's oil and gas revenues increased 43% to $307,447 from $214,854 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 10,758 barrels of oil, 5,048 barrels of NGLs and 24,371 mcf of gas were sold, or 19,868 BOEs. For the three months ended September 30, 1998, 11,289 barrels of oil, 6,127 barrels of NGLs and 27,209 mcf of gas were sold, or 21,951 BOEs.

The average price received per barrel of oil increased $6.99, or 56%, from $12.53 for the three months ended September 30, 1998 to $19.52 for the same period in 1999. The average price received per barrel of NGLs increased $4.53, or 80%, from $5.63 during the three months ended September 30, 1998 to $10.16 in 1999. The average price received per mcf of gas increased 33% from $1.43 during the three months ended September 30, 1998 to $1.90 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $188,969 for the three months ended September 30, 1999 as compared to $205,617 for the same period in 1998, a decrease of $16,648, or 8%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $123,057 for the three months ended September 30, 1999 and $126,712 for the same period in 1998, resulting in a $3,655 decrease, or 3%. This decrease was due to declines in ad valorem taxes and workover expenses, offset by increases in well maintenance costs and production taxes.

During this period, G&A increased from $6,445 for the three months ended September 30, 1998 to $26,508 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services and monitoring services as compared to the 1998 tax services and monitoring services which were paid during the first nine months of 1999.

Depletion was $39,404 for the three months ended September 30, 1999 compared to $72,460 for the same period in 1998, representing a decrease of $33,056, or 46%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 531 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $59,431 during the nine months ended September 30, 1999 from the same period in 1998. This decrease was primarily the result of declines in oil and gas sales receipts of $84,251, offset by declines in production costs paid of $14,774 and in G&A expenses paid of $10,046.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $1,096 were received during the nine months ended September 30, 1999 from the disposal of oil and gas equipment on fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $254,595 of which $2,546 was distributed to the managing general partner and $252,049 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $371,465 of which $3,714 was distributed to the managing general partner and $367,751 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 91-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 10, 1999         By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer