Form 10-Q
period 2000-06-30
PARKER & PARSLEY 91-A LP
filed 2000-08-09
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-38582-01

                           PARKER & PARSLEY 91-A, L.P.
             (Exact name of Registrant as specified in its charter)


                   Delaware                               75-2387572
    -----------------------------------------        ---------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                    Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999...................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000...................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999................................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K........................   10

           27.1   Financial Data Schedule

           Signatures..............................................   11

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS


                                                     June 30,      December 31,
                                                       2000           1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   209,216     $   226,846
  Accounts receivable - oil and gas sales              219,234         177,988
                                                    ----------      ----------
        Total current assets                           428,450         404,834
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,711,662       9,701,521
Accumulated depletion                               (7,653,789)     (7,574,749)
                                                    ----------      ----------
        Net oil and gas properties                   2,057,873       2,126,772
                                                    ----------      ----------
                                                   $ 2,486,323     $ 2,531,606
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    52,636     $    48,061

Partners' capital:
  Managing general partner                              24,380          24,879
  Limited partners (11,620 interests)                2,409,307       2,458,666
                                                    ----------      ----------
                                                     2,433,687       2,483,545
                                                    ----------      ----------
                                                   $ 2,486,323     $ 2,531,606
                                                    ==========      ==========


   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                  ---------------------   ---------------------
                                    2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 453,778   $ 252,835   $ 878,201   $ 435,655
  Interest                            4,289       2,128       7,652       3,882
  Gain on disposition of assets         -         1,096         -         1,096
                                   --------    --------    --------    --------
                                    458,067     256,059     885,853     440,633
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            160,948     123,097     308,717     245,642
  General and administrative         21,632      21,337      32,098      28,880
  Depletion                          30,834      45,404      79,040     133,905
                                   --------    --------    --------    --------
                                    213,414     189,838     419,855     408,427
                                   --------    --------    --------    --------
Net income                        $ 244,653   $  66,221   $ 465,998   $  32,206
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   2,447   $     662   $   4,660   $     322
                                   ========    ========    ========    ========
  Limited partners                $ 242,206   $  65,559   $ 461,338   $  31,884
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   20.84   $    5.64   $   39.70   $    2.74
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 2000           $   24,879     $2,458,666     $2,483,545

    Distributions                        (5,159)      (510,697)      (515,856)

    Net income                            4,660        461,338        465,998
                                      ---------      ---------      ---------

Balance at June 30, 2000             $   24,380     $2,409,307     $2,433,687
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
    Net income                                        $  465,998    $   32,206
    Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depletion                                       79,040       133,905
          Gain on disposition of assets                      -          (1,096)
    Changes in assets and liabilities:
          Accounts receivable                            (41,246)      (33,066)
          Accounts payable                                 4,575        29,461
                                                       ---------     ---------
           Net cash provided by operating activities     508,367       161,410
                                                       ---------     ---------
Cash flows from investing activities:
    Additions to oil and gas properties                  (18,953)       (5,466)
    Proceeds from asset disposition                        8,812         1,096
                                                       ---------     ---------
           Net cash used in investing activities         (10,141)       (4,370)
                                                       ---------     ---------
Cash flows used in financing activities:
    Cash distributions to partners                      (515,856)     (121,170)
                                                       ---------     ---------
Net increase (decrease) in cash                          (17,630)       35,870
Cash at beginning of period                              226,846       158,378
                                                       ---------     ---------
Cash at end of period                                 $  209,216    $  194,248
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
   June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 102% to $878,201 for the six months ended June 30, 2000 as compared to $435,655 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the six months ended June 30, 2000, 22,483 barrels of oil, 10,398 barrels of natural gas liquids ("NGLs") and 47,283 mcf of gas were sold, or 40,762 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 21,588 barrels of oil, 10,021 barrels of NGLs and 49,899 mcf of gas were sold, or 39,926 BOEs.

The average price received per barrel of oil increased $14.30, or 106%, from $13.55 for the six months ended June 30, 1999 to $27.85 for the same period ended June 30, 2000. The average price received per barrel of NGLs increased $6.96, or 100%, from $6.98 during the six months ended June 30, 1999 to $13.94 for the same period in 2000. The average price received per mcf of gas increased 54% from $1.47 during the six months ended June 30, 1999 to $2.27 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

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

Costs and Expenses:

Total costs and expenses increased to $419,855 for the six months ended June 30, 2000 as compared to $408,427 for the same period in 1999, an increase of $11,428, or 3%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $308,717 for the six months ended June 30, 2000 and $245,642 for the same period in 1999 resulting in a $63,075 increase, or 26%. This increase resulted from additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 11% from $28,880 for the six months ended June 30, 1999 to $32,098 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $79,040 for the six months ended June 30, 2000 compared to $133,905 for the same period in 1999, a decrease of $54,865, or 41%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 895 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 79% to $453,778 for the three months ended June 30, 2000 as compared to $252,835 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 2000, 11,123 barrels of oil, 5,559 barrels of NGLs and 24,304 mcf of gas were sold, or 20,733 BOEs. For the three months ended June 30, 1999, 10,689 barrels of oil, 5,598 barrels of NGLs and 25,314 mcf of gas were sold, or 20,506 BOEs.

The average price received per barrel of oil increased $12.35, or 80%, from $15.47 during the three months ended June 30, 1999 to $27.82 for the same period in 2000. The average price received per barrel of NGLs increased $6.01, or 73%, from $8.19 during the three months ended June 30, 1999 to $14.20 for the same period in 2000. The average price received per mcf of gas increased 63% from $1.65 for the three months ended June 30, 1999 to $2.69 for the same period in 2000.

A gain on disposition of assets of $1,096 was received during the three months ended June 30, 1999 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $213,414 for the three months ended June 30, 2000 as compared to $189,838 for the same period in 1999, an increase of $23,576, or 12%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $160,948 for the three months ended June 30, 2000 and $123,097 for the same period in 1999 resulting in a $37,851 increase, or 31%. This increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 1% from $21,337 for the three months ended June 30, 1999 to $21,632 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $30,834 for the three months ended June 30, 2000 compared to $45,404 for the same period in 1999, a decrease of $14,570, or 32%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999, offset by an increase in oil production of 434 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $346,957 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was the result of an increase in oil and gas sales receipts of $438,136, offset by increases in operating costs paid of $65,952 and G&A costs paid of $25,227.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $8,812 were received during the six months ended June 30, 2000 on a temporarily abandoned well and $1,096 for the same period in 1999 were from the disposition of oil and gas equipment on fully depleted wells.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $515,856, of which $5,159 was distributed to the managing general partner and $510,697 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $121,170, of which $1,212 was distributed to the managing general partner and $119,958 to the limited partners.

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

                                           PARKER & PARSLEY 91-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  August 9, 2000            By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer