Form 10-Q
period 2000-09-30
PARKER & PARSLEY 91-A LP
filed 2000-11-09
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-38582-01


                           PARKER & PARSLEY 91-A, L.P.
                          -----------------------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   10

            27.1   Financial Data Schedule

            Signatures..............................................   11

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    221,520     $    226,846
   Accounts receivable - oil and gas sales             259,156          177,988
                                                   -----------      -----------
         Total current assets                          480,676          404,834
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              9,715,062        9,701,521
Accumulated depletion                               (7,685,494)      (7,574,749)
                                                   -----------      -----------
         Net oil and gas properties                  2,029,568        2,126,772
                                                   -----------      -----------
                                                  $  2,510,244     $  2,531,606
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     64,475     $     48,061

Partners' capital:
   Managing general partner                             24,501           24,879
   Limited partners (11,620 interests)               2,421,268        2,458,666
                                                   -----------      -----------
                                                     2,445,769        2,483,545
                                                   -----------      -----------
                                                  $  2,510,244     $  2,531,606
                                                   ===========      ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended         Nine months ended
                                        September 30,             September 30,
                                   ----------------------    -----------------------
                                      2000        1999          2000         1999
                                   ---------    ---------    ----------    ---------
Revenues:
  Oil and gas                      $ 511,495    $ 307,447    $1,389,696    $ 743,102
  Interest                             5,114        2,766        12,766        6,648
  Gain on disposition of assets          -            -             -          1,096
                                    --------     --------     ---------     --------
                                     516,609      310,213     1,402,462      750,846
                                    --------     --------     ---------     --------
Costs and expenses:
  Oil and gas production             145,610      123,057       454,327      368,699
  General and administrative          21,669       26,508        53,767       55,388
  Depletion                           31,705       39,404       110,745      173,309
                                    --------     --------     ---------     --------
                                     198,984      188,969       618,839      597,396
                                    --------     --------     ---------     --------
Net income                         $ 317,625    $ 121,244    $  783,623    $ 153,450
                                    ========     ========     =========     ========
Allocation of net income:
  Managing general partner         $   3,176    $   1,212    $    7,836    $   1,534
                                    ========     ========     =========     ========
  Limited partners                 $ 314,449    $ 120,032    $  775,787    $ 151,916
                                    ========     ========     =========     ========
Net income per limited
  partnership interest             $   27.06    $   10.33    $    66.76    $   13.07
                                    ========     ========     =========     ========




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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ---------     ----------     ----------

Balance at January 1, 2000             $  24,879     $2,458,666     $2,483,545

    Distributions                         (8,214)      (813,185)      (821,399)

    Net income                             7,836        775,787        783,623
                                        --------      ---------      ---------

Balance at September 30, 2000          $  24,501     $2,421,268     $2,445,769
                                        ========      =========      =========






         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                           September 30,
                                                    ------------------------
                                                        2000         1999
                                                    ----------    ----------
Cash flows from operating activities:
   Net income                                       $  783,623    $  153,450
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                      110,745       173,309
        Gain on disposition of assets                      -          (1,096)
   Changes in assets and liabilities:
        Accounts receivable                            (81,168)      (40,281)
        Accounts payable                                16,414        45,027
                                                     ---------     ---------
         Net cash provided by operating activities     829,614       330,409
                                                     ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                 (22,353)      (14,357)
   Proceeds from asset dispositions                      8,812         1,096
                                                     ---------     ---------
         Net cash used in investing activities         (13,541)      (13,261)
                                                     ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                     (821,399)     (254,595)
                                                     ---------     ---------
Net increase (decrease) in cash                         (5,326)       62,553
Cash at beginning of period                            226,846       158,378
                                                     ---------     ---------
Cash at end of period                               $  221,520    $  220,931
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 87% to $1,389,696 for the nine months ended September 30, 2000 as compared to $743,102 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 2000, 33,643 barrels of oil, 15,741 barrels of natural gas liquids ("NGLs") and 72,334 mcf of gas were sold, or 61,440 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 32,346 barrels of oil, 15,069 barrels of NGLs and 74,270 mcf of gas were sold, or 59,793 BOEs.

The average price received per barrel of oil increased $13.37, or 86%, from $15.53 for the nine months ended September 30, 1999 to $28.90 for the same period in 2000. The average price received per barrel of NGLs increased $6.29, or 78%, from $8.04 during the nine months ended September 30, 1999 to $14.33 for the same period in 2000. The average price received per mcf of gas increased 65% from $1.61 during the nine months ended September 30, 1999 to $2.65 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

A gain on disposition of assets of $1,096 was received during the nine months ended September 30, 1999 from the disposal of oil and gas equipment on one well.

Costs and Expenses:

Total costs and expenses increased to $618,839 for the nine months ended September 30, 2000 as compared to $597,396 for the same period in 1999, an increase of $21,443, or 4%. This increase was due to an increase in production costs, offset by declines in depletion and general and administrative expenses ("G&A").

Production costs were $454,327 for the nine months ended September 30, 2000 and $368,699 for the same period in 1999, resulting in an $85,628 increase, or 23%. This increase was primarily due to higher production taxes of $44,093 associated with higher oil and gas prices and additional well maintenance costs of $37,059 incurred to stimulate well production.

G&A components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 3% from $55,388 for the nine months ended September 30, 1999 to $53,767 for the same period in 2000.

Depletion was $110,745 for the nine months ended September 30, 2000 compared to $173,309 for the same period in 1999, representing a decrease of $62,564, or 36%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 1,297 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 66% to $511,495 for the three months ended September 30, 2000 as compared to $307,447 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 11,160 barrels of oil, 5,343 barrels of NGLs and 25,051 mcf of gas were sold, or 20,678 BOEs. For the three months ended September 30, 1999, 10,758 barrels of oil, 5,048 barrels of NGLs and 24,371 mcf of gas were sold, or 19,868 BOEs.

The average price received per barrel of oil increased $11.48, or 59%, from $19.52 for the three months ended September 30, 1999 to $31.00 for the same period in 2000. The average price received per barrel of NGLs increased $4.93, or 49%, from $10.16 during the three months ended September 30, 1999 to $15.09 in 2000. The average price received per mcf of gas increased 78% from $1.90 during the three months ended September 30, 1999 to $3.39 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $198,984 for the three months ended September 30, 2000 as compared to $188,969 for the same period in 1999, an increase of $10,015, or 5%. This increase was due to an increase in production costs, offset by declines in depletion and G&A.

Production costs were $145,610 for the three months ended September 30, 2000 and $123,057 for the same period in 1999, resulting in a $22,553 increase, or 18%. This increase was primarily due to higher production taxes of $13,448 associated with higher oil and gas prices and additional well maintenance costs of $3,697 incurred to stimulate well production.

During this period, G&A decreased, in aggregate, 18% from $26,508 for the three months ended September 30, 1999 to $21,669 for the same period in 2000.

Depletion was $31,705 for the three months ended September 30, 2000 compared to $39,404 for the same period in 1999, representing a decrease of $7,699, or 20%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999, offset by an increase in oil production of 402 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $499,205 during the nine months ended September 30, 2000 from the same period in 1999. This increase was the result of an increase in oil and gas sales receipts of $611,825, offset by increases in production costs paid of $81,989 and G&A expenses paid of $30,631.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $8,812 and $1,096 were from the disposition of oil and gas equipment during the nine months ended September 30, 2000 and 1999, respectively.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $821,399, of which $8,214 was distributed to the managing general partner and $813,185 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $254,595, of which $2,546 was distributed to the managing general partner and $252,049 to the limited partners.

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


                                           PARKER & PARSLEY 91-A, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 9, 2000           By:     /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer