Form 10-Q
period 2001-03-31
PARKER & PARSLEY 91-A LP
filed 2001-05-14
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-38582-01


                           PARKER & PARSLEY 91-A, L.P.
             (Exact name of Registrant as specified in its charter)

                        Delaware                              75-2387572
            ----------------------------------          ---------------------
             (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)             Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................    9

            Signatures...............................................   10

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                         2001          2000
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS
Current assets:
  Cash                                               $   203,216    $   219,827
  Accounts receivable - oil and gas sales                235,350        255,270
                                                      ----------     ----------
        Total current assets                             438,566        475,097
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 9,711,989      9,710,132
Accumulated depletion                                 (7,761,138)    (7,727,573)
                                                      ----------     ----------
        Net oil and gas properties                     1,950,851      1,982,559
                                                      ----------     ----------
                                                     $ 2,389,417    $ 2,457,656
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    44,084    $    32,513

Partners' capital:
  Managing general partner                                23,497         24,295
  Limited partners (11,620 interests)                  2,321,836      2,400,848
                                                      ----------     ----------
                                                       2,345,333      2,425,143
                                                      ----------     ----------
                                                     $ 2,389,417    $ 2,457,656
                                                      ==========     ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                      2001           2000
                                                   ----------     ----------
Revenues:
  Oil and gas                                      $  452,460     $  424,423
  Interest                                              3,530          3,363
                                                    ---------      ---------
                                                      455,990        427,786
                                                    ---------      ---------
Costs and expenses:
  Oil and gas production                              160,852        147,769
  General and administrative                           21,056         10,466
  Depletion                                            33,565         48,206
                                                    ---------      ---------
                                                      215,473        206,441
                                                    ---------      ---------
Net income                                         $  240,517     $  221,345
                                                    =========      =========

Allocation of net income:
  Managing general partner                         $    2,405     $    2,213
                                                    =========      =========
  Limited partners                                 $  238,112     $  219,132
                                                    =========      =========
Net income per limited partnership interest        $    20.49     $    18.86
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                       Managing
                                       general       Limited
                                       partner       partners       Total
                                      ----------    ----------    ----------


Balance at January 1, 2001            $   24,295    $2,400,848    $2,425,143

    Distributions                         (3,203)     (317,124)     (320,327)

    Net income                             2,405       238,112       240,517
                                       ---------     ---------     ---------

Balance at March 31, 2001             $   23,497    $2,321,836    $2,345,333
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------     ---------
Cash flows from operating activities:
  Net income                                           $  240,517     $ 221,345
  Adjustment to reconcile net income to net
    cash provided by operating activities:
       Depletion                                           33,565        48,206
  Changes in assets and liabilities:
       Accounts receivable                                 19,920       (25,246)
       Accounts payable                                    11,571       (13,066)
                                                        ---------      --------
          Net cash provided by operating activities       305,573       231,239
                                                        ---------      --------
Cash flows from investing activities:
  Additions to oil and gas properties                      (1,857)       (4,637)
  Proceeds from disposition of assets                         -           8,812
                                                        ---------      --------
          Net cash provided by (used in) investing
            activities                                     (1,857)        4,175
                                                        ---------      --------
Cash flows used in financing activities:
  Cash distributions to partners                         (320,327)     (243,701)
                                                        ---------      --------
Net decrease in cash                                      (16,611)       (8,287)
Cash at beginning of period                               219,827       226,846
                                                        ---------      --------
Cash at end of period                                  $  203,216     $ 218,559
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 7% to $452,460 for the three months ended March 31, 2001 as compared to $424,423 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2001, 10,545 barrels of oil, 2,575 barrels of natural gas liquids ("NGLs") and 19,051 mcf of gas were sold, or 16,295 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 11,360 barrels of oil, 4,839 barrels of NGLs and 22,979 mcf of gas were sold, or 20,029 BOEs.

The average price received per barrel of oil increased slightly from $27.88 for the three months ended March 31, 2000 to $27.99 for the same period in 2001. The average price received per barrel of NGLs increased $1.21, or 9%, from $13.65 for the three months ended March 31, 2000 to $14.86 for the same period in 2001. The average price received per mcf of gas increased 245% from $1.81 during the three months ended March 31, 2000 to $6.25 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses increased to $215,473 for the three months ended March 31, 2001 as compared to $206,441 for the same period in 2000, an increase of $9,032, or 4%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $160,852 for the three months ended March 31, 2001 and $147,769 for the same period in 2000 resulting in a $13,083 increase, or 9%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 101% from $10,466 for the three months ended March 31, 2000 to $21,056 for the same period in 2001. The G&A increase was primarily due to an increase in the accrual for tax preparation and monitoring service fees.

Depletion was $33,565 for the three months ended March 31, 2001 as compared to $48,206 for the same period in 2000, a decrease of $14,641, or 30%. This decrease was primarily due to positive revisions to proved reserves during the three months ended March 31, 2001 as a result of higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 815 barrels for the three months ended March 31, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $74,334 for the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $28,204 in oil and gas sales receipts and a reduction in working capital of $69,803, offset by increases in production costs of $13,083 and G&A expenses of $10,590. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $109,197 to oil and gas receipts, offset by $80,993 resulting from the decline in production during 2001 as compared to the same period in 2000.

The increase in production costs was primarily due to increased well maintenance costs incurred to stimulate well production. The G&A increase was primarily due to the accrual for tax preparation and monitoring service fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $8,812 recognized during 2000 were from equipment credits received on one active well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $320,327, of which $3,203 was distributed to the managing general partner and $317,124 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $243,701, of which $2,437 was distributed to the managing general partner and $241,264 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, requires a 66-2/3% approval of the limited partnership interests in each partnership and the resolution of Security and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                            PARKER & PARSLEY 91-A, L.P.


                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 14, 2001                By:     /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer