Form 10-Q
period 2001-06-30
PARKER & PARSLEY 91-A LP
filed 2001-08-07
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-38582-01


                           PARKER & PARSLEY 91-A, L.P.
             (Exact name of Registrant as specified in its charter)


                         Delaware                            75-2387572
         -----------------------------------------      ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
    --------------------------------------------------       ------------
         Address of principal executive offices)              (Zip code)

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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                    Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000...................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000..................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001..................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000...............................    6

           Notes to Financial Statements..........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.......................   11

           Signatures.............................................   12

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS


                                                      June 30,      December 31,
                                                        2001            2000
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $   525,883     $   219,827
  Accounts receivable - oil and gas sales               196,699         255,270
                                                     ----------      ----------
        Total current assets                            722,582         475,097
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                9,711,990       9,710,132
Accumulated depletion                                (7,790,421)     (7,727,573)
                                                     -----------     ----------
        Net oil and gas properties                    1,921,569       1,982,559
                                                     ----------      ----------
                                                    $ 2,644,151     $ 2,457,656
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    56,776     $    32,513

Partners' capital:
  Managing general partner                               25,918          24,295
  Limited partners (11,620 interests)                 2,561,457       2,400,848
                                                     ----------      ----------
                                                      2,587,375       2,425,143
                                                     ----------      ----------
                                                    $ 2,644,151     $ 2,457,656
                                                     ==========      ==========




  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three months ended         Six months ended
                                              June 30,                  June 30,
                                       ----------------------    ----------------------
                                          2001         2000         2001         2000
                                       ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                          $ 431,706    $ 453,778    $ 884,166    $ 878,201
  Interest                                 3,524        4,289        7,054        7,652
                                        --------     --------     --------     --------
                                         435,230      458,067      891,220      885,853
                                        --------     --------     --------     --------
Costs and expenses:
  Oil and gas production                 152,796      160,948      313,648      308,717
  General and administrative              11,109       21,632       32,165       32,098
  Depletion                               29,283       30,834       62,848       79,040
                                        --------     --------     --------     --------
                                         193,188      213,414      408,661      419,855
                                        --------     --------     --------     --------
Net income                             $ 242,042    $ 244,653    $ 482,559    $ 465,998
                                        ========     ========     ========     ========
Allocation of net income:
  Managing general partner             $   2,421    $   2,447    $   4,826    $   4,660
                                        ========     ========     ========     ========
  Limited partners                     $ 239,621    $ 242,206    $ 477,733    $ 461,338
                                        ========     ========     ========     ========
Net income per limited partnership
  interest                             $   20.62    $   20.84    $   41.11    $   39.70
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------


Balance at January 1, 2001           $   24,295     $2,400,848     $2,425,143

    Distributions                        (3,203)      (317,124)      (320,327)

    Net income                            4,826        477,733        482,559
                                      ---------      ---------      ---------

Balance at June 30, 2001             $   25,918     $2,561,457     $2,587,375
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                            Six months ended
                                                                 June 30,
                                                         ----------------------
                                                            2001        2000
                                                         ---------    ---------
Cash flows from operating activities:
    Net income                                           $ 482,559    $ 465,998
    Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depletion                                         62,848       79,040
    Changes in assets and liabilities:
          Accounts receivable                               58,571      (41,246)
          Accounts payable                                  24,263        4,575
                                                          --------     --------
            Net cash provided by operating activities      628,241      508,367
                                                          --------     --------
Cash flows from investing activities:
    Additions to oil and gas properties                     (1,858)     (18,953)
    Proceeds from asset disposition                            -          8,812
                                                          --------     --------
            Net cash used in investing activities           (1,858)     (10,141)
                                                          --------     --------
Cash flows used in financing activities:
    Cash distributions to partners                        (320,327)    (515,856)
                                                          --------     --------
Net increase (decrease) in cash                            306,056      (17,630)
Cash at beginning of period                                219,827      226,846
                                                          --------     --------
Cash at end of period                                    $ 525,883    $ 209,216
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
   June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased slightly to $884,166 for the six months ended June 30, 2001 as compared to $878,201 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas, offset by a decline in production and a decline in the average prices received for oil and NGLs. For the six months ended June 30, 2001, 19,763 barrels of oil, 5,186 barrels of natural gas liquids ("NGLs") and 52,227 mcf of gas were sold, or 33,654 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 22,483 barrels of oil, 10,398 barrels of NGLs and 47,283 mcf of gas were sold, or 40,762 BOEs.

The average price received per barrel of oil decreased $.43, or 2%, from $27.85 for the six months ended June 30, 2000 to $27.42 for the same period ended June 30, 2001. The average price received per barrel of NGLs decreased $1.85, or 13%, from $13.94 during the six months ended June 30, 2000 to $12.09 for the same period in 2001. The average price received per mcf of gas increased 136% from $2.27 during the six months ended June 30, 2000 to $5.35 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses decreased to $408,661 for the six months ended June 30, 2001 as compared to $419,855 for the same period in 2000, a decrease of $11,194, or 3%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $313,648 for the six months ended June 30, 2001 and $308,717 for the same period in 2000 resulting in a $4,931 increase, or 2%. This increase is primarily due to additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased slightly from $32,098 for the six months ended June 30, 2000 to $32,165 for the same period in 2001, primarily due to an increase in audit and tax fees.

Depletion was $62,848 for the six months ended June 30, 2001 as compared to $79,040 for the same period in 2000, a decrease of $16,192 or 20%. This decrease was primarily due to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 2,720 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 5% to $431,706 for the three months ended June 30, 2001 as compared to $453,778 for the same period in 2000. The decrease in revenues resulted from a decrease in production and lower average prices received for oil and NGLs, offset by higher average prices received for gas. For the three months ended June 30, 2001, 9,218 barrels of oil, 2,611 barrels of NGLs and 33,176 mcf of gas were sold, or 17,358 BOEs. For the three months ended June 30, 2000, 11,123 barrels of oil, 5,559 barrels of NGLs and 24,304 mcf of gas were sold, or 20,733 BOEs.

The average price received per barrel of oil decreased $1.06, or 4%, from $27.82 during the three months ended June 30, 2000 to $26.76 for the same period in 2001. The average price received per barrel of NGLs decreased $4.84, or 34%, from $14.20 during the three months ended June 30, 2000 to $9.36 for the same period in 2001. The average price received per mcf of gas increased 80% from $2.69 for the three months ended June 30, 2000 to $4.84 for the same period in 2001.

Costs and Expenses:

Total costs and expenses decreased to $193,188 for the three months ended June 30, 2001 as compared to $213,414 for the same period in 2000, a decrease of $20,226, or 9%. This decrease was due to declines in G&A, production costs and depletion.

Production costs were $152,796 for the three months ended June 30, 2001 and $160,948 for the same period in 2000 resulting in an $8,152 decrease, or 5%. This decrease was primarily due to lower well maintenance costs.

During this period, G&A decreased 49% from $21,632 for the three months ended June 30, 2000 to $11,109 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues and a decrease in audit, tax and monitoring fees.

Depletion was $29,283 for the three months ended June 30, 2001 as compared to $30,834 for the same period in 2000, a decrease of $1,551, or 5%. This decrease was due to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 1,905 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $119,874 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was the result of a reduction in working capital of $119,505 and an increase of $5,367 in oil and gas sales receipts, offset by increases in production costs of $4,931 and G&A costs of $67. The increase in oil and gas receipts resulted from the increase in gas prices of $146,081 during 2001, offset by a decline of $111,110 in production and a $29,604 decline resulting from lower oil and NGL prices as compared to the same period in 2000. The increase in production costs was primarily due to higher well maintenance costs incurred to stimulate well production. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were related to expenditures for oil and gas equipment upgrades on active properties.

Proceeds from asset dispositions of $8,812 were received during the six months ended June 30, 2000 on a temporarily abandoned well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $320,327, of which $3,203 was distributed to the managing general partner and $317,124 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $515,856, of which $5,159 was distributed to the managing general partner and $510,697 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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


                                           PARKER & PARSLEY 91-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  August 6, 2001            By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer