Form 10-Q
period 2001-09-30
PARKER & PARSLEY 91-A LP
filed 2001-11-07
CIK 871364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                         Commission File No. 33-38582-01


                           PARKER & PARSLEY 91-A, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                   Delaware                                  75-2387572
    -----------------------------------------          ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas               75039
-------------------------------------------------            ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 91-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000........................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000..................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001..................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000...............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           Signatures..................................................   12

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          Part 1. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                        2001           2000
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
   Cash                                            $   485,377     $   219,827
   Accounts receivable - oil and gas sales             159,572         255,270
                                                    ----------      ----------
          Total current assets                         644,949         475,097
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              9,717,616       9,710,132
Accumulated depletion                               (7,827,996)     (7,727,573)
                                                    ----------      ----------
          Net oil and gas properties                 1,889,620       1,982,559
                                                    ----------      ----------
                                                   $ 2,534,569     $ 2,457,656
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    82,277     $    32,513

Partners' capital:
   Managing general partner                             24,567          24,295
   Limited partners (11,620 interests)               2,427,725       2,400,848
                                                    ----------      ----------
                                                     2,452,292       2,425,143
                                                    ----------      ----------
                                                   $ 2,534,569     $ 2,457,656
                                                    ==========      ==========




The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended           Nine months ended
                                     September 30,                September 30,
                               -------------------------    ------------------------
                                  2001           2000          2001          2000
                               ----------     ----------    ----------    ----------
Revenues:
  Oil and gas                  $  365,972     $  511,495    $1,250,138    $1,389,696
  Interest                          2,856          5,114         9,910        12,766
                                ---------      ---------     ---------     ---------
                                  368,828        516,609     1,260,048     1,402,462
                                ---------      ---------     ---------     ---------
Costs and expenses:
  Oil and gas production          143,757        145,610       457,405       454,327
  General and administrative       12,580         21,669        44,745        53,767
  Depletion                        37,575         31,705       100,423       110,745
                                ---------      ---------     ---------     ---------
                                  193,912        198,984       602,573       618,839
                                ---------      ---------     ---------     ---------
Net income                     $  174,916     $  317,625    $  657,475    $  783,623
                                =========      =========     =========     =========
Allocation of net income:
  Managing general partner     $    1,749     $    3,176    $    6,575    $    7,836
                                =========      =========     =========     =========
  Limited partners             $  173,167     $  314,449    $  650,900    $  775,787
                                =========      =========     =========     =========
Net income per limited
  partnership interest         $    14.91     $    27.06    $    56.02    $    66.76
                                =========      =========     =========     =========




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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                          Managing
                                          general      Limited
                                          partner      partners        Total
                                         ---------    ----------    ----------


Balance at January 1, 2001               $  24,295    $2,400,848    $2,425,143

    Distributions                           (6,303)     (624,023)     (630,326)

    Net income                               6,575       650,900       657,475
                                          --------     ---------     ---------

Balance at September 30, 2001            $  24,567    $2,427,725    $2,452,292
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  657,475    $  783,623
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        100,423       110,745
   Changes in assets and liabilities:
        Accounts receivable                               95,698       (81,168)
        Accounts payable                                  49,764        16,414
                                                       ---------     ---------
          Net cash provided by operating activities      903,360       829,614
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (7,484)      (22,353)
   Proceeds from asset dispositions                          -           8,812
                                                       ---------     ---------
          Net cash used in investing activities           (7,484)      (13,541)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (630,326)     (821,399)
                                                       ---------     ---------
Net increase (decrease) in cash                          265,550        (5,326)
Cash at beginning of period                              219,827       226,846
                                                       ---------     ---------
Cash at end of period                                 $  485,377    $  221,520
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

                           PARKER & PARSLEY 91-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of organization

Parker & Parsley 91-A, L.P. (the "Partnership") is a limited partnership organized in 1991 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $4,730,736 of which $4,665,291 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If two-thirds of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 10% to $1,250,138 for the nine months ended September 30, 2001 as compared to $1,389,696 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil and natural gas liquids ("NGLs"), offset by higher average prices received for gas. For the nine months ended September 30, 2001, 30,122 barrels of oil, 8,255 barrels of NGLs and 78,636 mcf of gas were sold, or 51,483 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 33,643 barrels of oil, 15,741 barrels of NGLs and 72,334 mcf of gas were sold, or 61,440 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.95, or 7%, from $28.90 for the nine months ended September 30, 2000 to $26.95 for the same period in 2001. The average price received per barrel of NGLs decreased $3.57, or 25%, from $14.33 during the nine months ended September 30, 2000 to $10.76 for the same period in 2001. The average price received per mcf of gas increased 68% from $2.65 during the nine months ended September 30, 2000 to $4.45 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses decreased to $602,573 for the nine months ended September 30, 2001 as compared to $618,839 for the same period in 2000, a decrease of $16,266, or 3%. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $457,405 for the nine months ended September 30, 2001 and $454,327 for the same period in 2000, resulting in a $3,078 increase, or 1%. This increase was primarily due to higher ad valorem taxes, offset by a decline in production taxes.

G&A components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 17% from $53,767 for the nine months ended September 30, 2000 to $44,745 for the same period in 2001 primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $100,423 for the nine months ended September 30, 2001 as compared to $110,745 for the same period in 2000, representing a decrease of $10,322, or 9%. This decrease was primarily due to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 3,521 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 28% to $365,972 for the three months ended September 30, 2001 as compared to $511,495 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received. For the three months ended September 30, 2001, 10,359 barrels of oil, 3,069 barrels of NGLs and 26,409 mcf of gas were sold, or 17,830 BOEs. For the three months ended September 30, 2000, 11,160 barrels of oil, 5,343 barrels of NGLs and 25,051 mcf of gas were sold, or 20,678 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.95, or 16%, from $31.00 for the three months ended September 30, 2000 to $26.05 for the same period in 2001. The average price received per barrel of NGLs decreased $6.59, or 44%, from $15.09 during the three months ended September 30, 2000 to $8.50 in 2001. The average price received per mcf of gas decreased 22% from $3.39 during the three months ended September 30, 2000 to $2.65 for the same period in 2001.

Costs and Expenses:

Total costs and expenses decreased to $193,912 for the three months ended September 30, 2001 as compared to $198,984 for the same period in 2000, a decrease of $5,072, or 3%. This decrease was due to declines in G&A and production costs, offset by an increase in depletion.

Production costs were $143,757 for the three months ended September 30, 2001 and $145,610 for the same period in 2000, resulting in a $1,853 decrease, or 1%. This decrease was primarily due to lower well maintenance costs and production taxes, offset by higher ad valorem taxes.

During this period, G&A decreased 42% from $21,669 for the three months ended September 30, 2000 to $12,580 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $37,575 for the three months ended September 30, 2001 as compared to $31,705 for the same period in 2000, representing an increase of $5,870, or 19%. This increase was attributable to a decrease in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decrease in oil production of 801 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $73,746 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was the result of a reduction in working capital of $210,216 and a decrease of $9,022 in G&A costs, offset by a decrease in oil and gas sales receipts of $142,414 and an increase in production costs of $3,078. The decrease in oil and gas receipts resulted from the decrease in production of $147,382 during 2001 as compared to the same period in 2000 and a decrease in oil and NGL prices of $124,676, offset by an increase in gas prices of $129,644. The increase in production costs was primarily due to increased ad valorem taxes, offset by lower production taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenue.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $8,812 were from the disposition of oil and gas equipment during the nine months ended September 30, 2000.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $630,326, of which $6,303 was distributed to the managing general partner and $624,023 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $821,399, of which $8,214 was distributed to the managing general partner and $813,185 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the two-thirds approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 91-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 2001         By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer